Form 10-K405
period 1997-09-30
VARI LITE INTERNATIONAL INC
filed 1997-12-24
CIK 1033491

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
          /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                     For the fiscal year ended September 30, 1997

                                                         OR
          / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                           Commission file number: 0-23159

                         VARI-LITE INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                     75-2239444
   (State or other jurisdiction        (I.R.S. Employer
 of incorporation or organization)    Identification No.)

           201 REGAL ROW
           DALLAS, TEXAS                     75247
  (Address of principal executive         (Zip Code)
             offices)

         Registrant's telephone number, including area code: (214) 630-1963

          Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.10 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 18, 1997 was $61,281,435. As of that date, 7,800,003 shares of the Company's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                        None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PRELIMINARY NOTE

    All information in this Annual Report on Form 10-K gives pro forma effect to the reincorporation (the "Reincorporation") of Vari-Lite International, Inc., a Delaware corporation (the "Company"), as a Delaware corporation pursuant to a merger of Vari-Lite International, Inc., a Texas corporation ("Vari-Lite Texas"), into the Company which was effected on October 15, 1997 and in which shares of Class A and Class B Common Stock of Vari-Lite Texas were converted into shares of the Company's Common Stock, $0.10 par value ("Common Stock"), on a 3.76368-for-one basis.

                                     PART I

ITEM 1.  BUSINESS
  GENERAL

    The Company is a leading international provider of proprietary automated lighting systems and related services to the entertainment industry, servicing markets such as concert touring, theatre, television and film and corporate events. The Company is also a leader in providing complementary products and services to the entertainment industry, including concert sound systems, conventional lighting equipment, custom stage construction and stage set design services, and design and production management services for conventions, business meetings and special events.

    The Company's predecessor, Vari-Lite Texas, was incorporated in 1988 in the State of Texas as a holding company to own Showco, Inc. ("Showco"), which began operations in 1970, and Vari-Lite, Inc. ("Vari-Lite"), which began operations in 1981. On October 15, 1997, the Company was reincorporated in the State of Delaware. The Company's principal executive offices are located at 201 Regal Row, Dallas, Texas 75247 and its telephone number is (214) 630-1963.

PRODUCTS AND SERVICES

AUTOMATED LIGHTING--VARI*LITE-REGISTERED TRADEMARK- PRODUCTS.

    The Company designs, manufactures and markets an extensive line of integrated automated lighting systems, including light fixtures, or "luminaires," control consoles and support equipment, and provides system operators and maintenance services. To accommodate users who prefer to operate the Company's lighting systems independently, the Company also conducts extensive training programs. The Company rents rather than sells its VARI*LITE-Registered Trademark- automated lighting systems.

    VL1-TM- LUMINAIRE. The Company's initial product, the revolutionary VL1-TM-luminaire, was the first automated luminaire using a dichroic filter color changing system, thereby becoming the first compact, easily transportable light capable of the real-time, computerized, remote control of light beam features such as color, size, shape, position and intensity. The VL1-TM- luminaire was introduced in 1981 and remained in service until 1996.

    SERIES 200-TM- SYSTEM. The Company's VL2C-Registered Trademark- spot luminaire, VL4-Registered Trademark- wash luminaire and Artisan-Registered Trademark- Plus and mini-Artisan-Registered Trademark- 2 control consoles constitute the Company's Series 200-TM- system. Spot luminaires create a hard-edged, crisp beam which can be used for precisely focused illumination and visual effects, as well as for projecting custom light images such as faces and designs through the use of "gobos", designs etched into a piece of glass or cut into a piece of metal through which a light beam is directed to create an image. The VL2C-Registered Trademark- spot luminaire can change light color in one-tenth of a second and can produce more than 120 separate light colors through the use of the Company's patented color changing system. In designing the Series 200-TM- system, the Company patented a number of features which it believes makes the Company's light systems superior to those of its competitors. The Company is the only industry participant which combines patented dichroic filter color changing systems, advanced heat removal techniques and a computer control systems that utilize distributed processing and resident cue memory in each luminaire. By using such technology to execute a lighting effect (or cue), an operator can transmit a single command to up to 1,000 luminaires simultaneously, each of which stores its own set of cues. As a result, customers using the Company's systems can create lighting presentations with greater flexibility, complexity, speed and precision than with competing products.

    The VL4-Registered Trademark- wash luminaire projects a dispersed soft-edge light beam for even illumination of objects and areas. The
VL4-Registered Trademark- luminaire's patented color changing system allows the user to select 30 preset and 160 programmable colors from thousands of available colors and to change these colors in less than three-tenths of a second, or program the system for timed color cross-fades. In addition, the VL4-Registered Trademark- luminaire features precisely timed control of light intensity, including the ability to instantaneously turn the light fixture on and off. Continuous adjustment of diffusion and beam angle provides enhanced control of the beam shape.

    SERIES 300-TM- SYSTEM. The Company developed its Series 300-TM- automated lighting system principally to satisfy the demands of the theatre and television and film markets for virtually silent, light weight automated lighting products with sophisticated color changing features. The Company's Series 300-TM- system, including the VL5-Registered Trademark- wash luminaire (including the VL5Arc-TM- and VL5B-TM- luminaires), the VL6-Registered Trademark- spot luminaire and the VLM-TM- automated moving mirror, as well as the Artisan-Registered Trademark-Plus and mini-Artisan-Registered Trademark- 2 control consoles, also appeals to major concert touring clients who want to rent large systems. The
VL5-Registered Trademark- luminaire is lighter than the VL4-Registered Trademark- luminaire, and its cold-mirror reflector both eliminates the need for noisy cooling fans and reduces the amount of heat the lights emit onto the stage. Color changes for the VL5-Registered Trademark- are controlled by a system that allows color cross-fades in as little as seven-tenths of a second and interchangeable lenses work with an internal diffusing mechanism to provide a wide variety of beam sizes and shapes. The VL6-Registered Trademark- spot luminaire is the companion to the VL5-Registered Trademark- wash luminaire, and has two interchangeable 12-position wheels of dichroic color filters and gobos for split second color and image changes and multi-color beams. The VL5Arc-TM- luminaire has a brighter bulb than the VL5-Registered Trademark- luminaire and an innovative fluid-filled variable lens (patent pending) which allows beam size control. The VLM-TM-automated moving mirror is a dual-sided highly reflective
Lexan-Registered Trademark- polycarbonate mirror panel. With its ability to both pan and tilt 360 degrees, the VLM-TM- automated moving mirror can be used to augment the effects produced by VARI*LITE-Registered Trademark- wash and spot luminaires, or it can be used with conventional lights to create limited beam motion at a very low cost.

    The Company's VL5-Registered Trademark- wash luminaires and
VL6-Registered Trademark- spot luminaires are compatible with the industry-standard DMX 512 digital protocol and, as such, can be operated by DMX 512 control consoles, unlike the Company's other products which require the more sophisticated, higher performance of the Company's proprietary control consoles which use a high speed, bi-directional communications protocol.

    ARTISAN-REGISTERED TRADEMARK- CONTROL SYSTEMS. The Company's primary control console, the Artisan-Registered Trademark- Plus, is used to operate all of the Company's VARI*LITE-Registered Trademark- products. It provides control of up to 1,000 luminaires, dimmers and other equipment with up to 1,000 cues per channel, allowing the operator to control each luminaire or to store and play back preset cues. The Company also rents the smaller, less expensive mini-Artisan-Registered Trademark- 2 control console which has substantially the same capabilities as the Artisan-Registered Trademark- Plus control console, but requires longer programming time. Accordingly, the mini-Artisan-Registered Trademark- 2 control console is often used either where space is limited or as a back-up system to the Artisan-Registered Trademark-Plus control console.

    OTHER PRODUCTS AND SERVICES. The Company provides trained personnel to operate its automated lighting systems and offers training courses, maintenance and other support services to customers. The Company considers these services to be of critical importance to its business. The Company maintains extensive, custom-designed training facilities in its Dallas, Texas and London, England offices, where it trains both its own personnel and customers who find it more efficient to have their own personnel operate and maintain the VARI*LITE-Registered Trademark- equipment. The Company also provides smaller training facilities in its New York, Los Angeles and Tokyo offices.

    In addition to luminaires and control consoles, the Company rents related equipment required to operate the Company's systems, such as power and control signal distribution equipment, dimmers and cables. The Company has also developed a unique stackable, plastic injection-molded storage case for transporting its equipment. The Company's cases are custom-designed to protect VARI*LITE-Registered Trademark- equipment and last longer than the industry-standard carpet covered wood or laminate cases. These cases are also significantly lighter than other cases, thereby reducing transportation costs.

AUTOMATED LIGHTING--IRIDEON-REGISTERED TRADEMARK- PRODUCTS.

    In 1993, the Company began to apply its existing automated lighting technologies to create its Irideon-Registered Trademark- products for the architectural lighting industry. Through its subsidiary Irideon, Inc. ("Irideon"), the Company sells Irideon-Registered Trademark- automated lighting products, even though it continues to rent all of its non-architectural products.

    AR500 LUMINAIRE-TM-. The AR500-TM- weather-proof wash luminaire is the Company's first product designed specifically for exterior illumination of objects such as monuments, bridges and commercial buildings. Like the Company's other products, the AR500-TM- luminaire uses the Company's patented color changing system to produce smooth color cross-fades through virtually the entire color spectrum. Various lenses permit the light beam size to be altered and a douser provides the ability to dim beam intensity.

    AR5-TM- LUMINAIRE. In 1996, the Company began selling interior architectural automated lights for use in permanent architectural installations. The AR5-TM- wash luminaire, which is the first product in a planned family of products for interior applications, uses new dichroic filter coatings, many plastic components and a newly-developed light source. These features make this product attractive to lighting and interior designers because it is less expensive than the Company's VARI*LITE-Registered Trademark- products and does not require trained operators after the initial set-up.

    COMPOSER-REGISTERED TRADEMARK- CONTROL SYSTEM. The AR500-TM- and AR5-TM-luminaires both are operated with the Composer-Registered Trademark- control system. The Composer-Registered Trademark- is a Windows-Registered Trademark-95-based system that is programmable using a standard personal computer. After programming has been completed, the personal computer can be removed and lighting cues or sequences can be activated via an internal clock or from wall switches. The Composer-Registered Trademark- control system is DMX compatible which, among other things, allows it to operate products manufactured by others.

COMPLEMENTARY BUSINESSES

    The Company is a leader in providing complementary products and services to the entertainment industry, including concert sound systems, conventional lighting equipment, custom stage construction and stage set design services, and design and production management services for conventions, business meetings and special events.

    CONCERT SOUND SYSTEMS. The Company's Showco subsidiary rents concert sound systems and provides related services almost exclusively to the worldwide concert touring market. The Company's PRISM-Registered Trademark- sound system was introduced in 1986 as the first large scale concert sound system engineered as a totally integrated system specifically for use in concert touring. The proprietary, scalable PRISM-Registered Trademark- system can be used in any venue from smaller theatres to stadiums and is easier to assemble, disassemble and transport than competitive sound systems.

    CONVENTIONAL LIGHTING PRODUCTS. Through its subsidiaries, Theatre Projects Lighting Services Limited ("Theatre Projects"), which was acquired in 1994, and Vari-Lite, the Company offers conventional lighting equipment, including numerous types of luminaires and control consoles, large search lights, automatic gel scrollers, trusses, dimmers and smoke machines, to London's West End theatre market and the United Kingdom and European theatre touring markets, as well as to concert touring artists worldwide and to businesses for corporate events. The Company is also very active in the special events market, providing services to numerous events for the British royalty. In the corporate event market, the Company has provided its conventional lighting products to numerous annual shareholder meetings and new product launches.

    STAGES AND STAGE SETS. Through its Brilliant Stages Limited ("Brilliant Stages") subsidiary, which was acquired in 1994, the Company sells custom stage and stage set design and construction services to the international concert touring, theatre and industrial trade show and corporate events markets. The

Company's welded aluminum stages are designed using CAD software and are constructed to facilitate rapid assembly, disassembly and loading in a semi-trailer for efficient transportation. The Company is noted for high-tech stages and stage sets that include distinctive hydraulic components and sophisticated electronic effects.

    CORPORATE MEETINGS AND SPECIAL EVENTS. The Company, through its IGNITION! Creative Group, Inc. ("Ignition") subsidiary, provides design and production management services to businesses for conventions, business meetings, new product launches and special events. The Company provides concept development, scenery, lighting, sound, special effects, scripting, media production, sound and entertainment production for such events.

MARKETING, SALES AND DISTRIBUTION

    The Company markets its products and services to the entertainment industry, including concert touring, theatre, television and film and corporate events markets, as well as to the architectural market. Depending on the circumstances, the Company solicits business from lighting and set designers and consultants, sound engineers, artist managers, producers, production managers and production companies, promoters, architects, corporations and business associations. The Company believes that its customer relationships, reputation for innovative, quality products, worldwide distribution and excellent service are the keys to its success. The Rolling Stones represented 11.9% of the Company's revenues in fiscal 1995. No other customer has accounted for more than 10% of the Company's revenues for at least the last three fiscal years.

    AUTOMATED LIGHTING--VARI*LITE-REGISTERED TRADEMARK- PRODUCTS. The Company rents rather than sells its VARI*LITE-Registered Trademark- automated lighting products. In addition to providing the Company with a higher level of quality control over its rental products, which require trained operators and maintenance personnel, the Company believes renting has enabled it to better protect its intellectual property and generate revenues from each product over an extended time period. In order to compete effectively, the Company relies heavily on its reputation as an innovative industry leader and strives to develop strong relationships with lighting designers and other individuals who recommend lighting products to end-users.

    The Company markets its automated lighting systems and services in the United States through Company-owned offices in Dallas, New York, Los Angeles, Nashville, Orlando, Las Vegas and Chicago and an independent distributor system. Each Company-owned office targets a specific market segment. For example, the New York office targets the theatre market, the Nashville office targets the country music, television and concert markets, the Los Angeles office targets the television and film market and the Orlando, Las Vegas and Chicago offices target the corporate events market. The independent distributors focus on specific geographic markets and tend to rent to all market segments. The Company's international distribution system comprises Company-owned locations in London, Tokyo, Hong Kong and Madrid, as well as, at September 30, 1997, independent distributors in Australia, Austria, Belgium, France, Germany, Korea, Singapore and Sweden and 26 independent dealers in 35 cities in the United States, Puerto Rico, Mexico, Canada, the United Kingdom and five other countries in Europe.

    The Company has two types of distribution arrangements: independent distributors and independent dealers. Under the first arrangement, the distributor advances the Company the funds needed to build the lighting systems to be rented by that distributor. Although the distributor is solely responsible for renting the equipment and providing support services to end-users, rental revenues are split on a predetermined basis between the Company and the distributor, with the distributor retaining the Company's share until the distributor's advances to the Company have been repaid. Distributors are required to undergo four weeks of intensive training in operation and maintenance of the Company's lighting systems. Under the second arrangement, independent dealers rent the Series 300-TM- systems from the Company generally for fixed lease payments over a five-year term and bear the entire risk of renting the lighting systems to end-users in regional markets.

    In order to satisfy customers who wanted to purchase the Company's lighting systems, the Company offers sales-type leases. Under the typical sales-type lease, the customer rents the Company's equipment for either a five- or a ten-year term, with unlimited one-year renewal options, for a lump sum payment at the commencement of the term, plus a nominal renewal option exercise price. The customer is normally responsible for maintaining the equipment under these arrangements, but often enters into a maintenance agreement with the Company.

    The Company has begun to further emphasize its full-service strategy by expanding the products and services it offers to include a more extensive selection of conventional lighting products and related services. This effort is designed to accommodate the comprehensive lighting needs of the Company's customers and, by offering "one-stop" shopping, increase revenues from the rental of VARI*LITE-Registered Trademark- products. In October 1997, the Company implemented this expanded approach in its Las Vegas, Orlando and Chicago offices, which now operate under the name VARI*LITE-Registered Trademark-Production Services. The Company intends to convert its other existing offices to, and open future offices as, VARI*LITE-Registered Trademark- Production Services offices.

    AUTOMATED LIGHTING--IRIDEON-REGISTERED TRADEMARK- PRODUCTS. The Company sells its architectural lighting products primarily through a worldwide network of independent sales representatives and distributors, but also directly, to lighting designers who recommend lighting equipment for architectural applications such as restaurants, casinos, retail stores, corporate showrooms, shopping malls, building exteriors and landmarks.

    CONVENTIONAL LIGHTING PRODUCTS. The Company's conventional lighting operations, which have historically operated independently from the VARI*LITE-Registered Trademark- product operations, maintain internal marketing and distribution departments and rely heavily on the Company's established reputation for quality and service, which is enhanced by its high visibility projects and customers. The Company reinforces this reputation by advertising in trade and specialty magazines. Although most of the Company's conventional lighting contracts are procured through a bidding process, the Company believes that competition in this industry is based on expertise, quality and price. The Company has recently begun to integrate these operations with those of its VARI*LITE-Registered Trademark- products in order to improve its position as a full-service provider.

    CONCERT SOUND SYSTEMS. The Company markets its concert sound equipment directly to end-users worldwide. Showco develops personal relationships with artist managers, sound engineers, production managers and event producers and relies on its reputation for superior quality and service to attract customers.

    STAGES AND STAGE SETS. The Company markets its custom stage construction and stage set design services principally to production companies and set and lighting designers. The Company relies on a bidding process to award almost all contracts, but the Company believes its reputation for quickly producing quality products with sophisticated high technology motion and other features is the key element to its marketing success. Although the Company relies to some degree on the trade press for publicity, it engages in very little advertising.

    CORPORATE MEETINGS AND SPECIAL EVENTS. The Company sells its design and production management services to corporate meeting planners and sales and marketing executives. In-house salespeople seek requests for proposals through cold calls, sales letters and professional mailings and, to a lesser extent, through advertising in trade publications. Upon receiving an invitation to submit a proposal, the Company assembles a project team which develops concepts and designs for a multi-media presentation to the potential client.

RESEARCH AND DEVELOPMENT; INTELLECTUAL PROPERTY

    The Company's proprietary technology and development of innovative products that meet the needs of its customers have enabled it to expand the applications for its technology to new products and markets.

From time to time, the Company collaborates with unaffiliated entities to supplement and complement its internal research and development activities.

    As of September 30, 1997, the Company's research and development group consisted of over 60 engineers. These internal capabilities enable the Company to continually improve existing products, design new products and develop new technology to meet the needs of its customers. In the fiscal years ended September 30, 1995, 1996 and 1997, the Company's research and development expenditures totaled $3.3 million, $4.4 million and $6.7 million, respectively.

    The Company's extensive research and development efforts have produced a number of leading-edge technological developments in the automated lighting industry. When appropriate, the Company seeks patent protection for its products, particularly in its automated lighting business. As of September 30, 1997, the Company had registered and received more than 25 domestic patents and more than 110 foreign patents in several different countries and territories. In addition, the Company had more than 10 patent applications pending in the United States on automated lighting technology and more than 100 patent applications pending worldwide. The Company's patents cover the basic concepts, control software, control hardware and features unique to each of the Company's VARI*LITE-Registered Trademark- luminaire models. The Company believes that its patents provide it with a substantial competitive advantage in the automated lighting industry, and the Company's ability to compete in the future will depend in part on maintaining its technological advantage over its competitors.

    The Company has obtained trademark protection in the United States and numerous foreign countries on various names, including, among others, VARI*LITE-Registered Trademark-, Artisan-Registered Trademark- Plus, Mini-Artisan-Registered Trademark- 2, Series 100-TM-, Series 200-TM-, VL1-TM-, VL2C-Registered Trademark-, VL4-Registered Trademark-,
VL5-Registered Trademark-, VL5Arc-TM-, VL5B-TM-, VL6-Registered Trademark-, Showco-TM-, PRISM-Registered Trademark-, Irideon-Registered Trademark-, AR500-TM-, AR5-TM- and Composer-Registered Trademark-.

MANUFACTURING

    With the exception of the Company's stage construction business, which is based in London, England, the Company's manufacturing facilities are located in Dallas, Texas. The Company's manufacturing process principally consists of procuring, inspecting and assembling components custom-made by others to the Company's specifications. The Company generally provides its suppliers with specifications for its components and pays for all tooling used in their production. The Company emphasizes the quality and reliability of its products and, accordingly, submits all finished products to rigorous testing both at the time they are manufactured and when they are returned to the Company at the termination of each rental agreement. In North America, compliance is certified by Underwriters Laboratories, Inc.-Registered Trademark- and the Canadian Standards Association. In the European Union, the CE mark signifies compliance with standards for Electromagnetic Compatibility and Low Voltage Directives and the TUV Rheinland GS Safety Mark signifies safety compliance. The Company builds all new equipment and is retrofitting certain existing equipment to be in compliance with these standards and marks.

    The Company has frequently worked in concert with certain of its key suppliers to design and develop new technologies which have been incorporated into the Company's products specifically to meet its requirements. As a result, although most components and raw materials used by the Company are available from more than one supplier, many important components for the Company's lighting systems are provided by one vendor and are custom-designed (often jointly by the Company and its vendors). The Company attempts to maintain adequate inventories of these components and, based on its experience, does not anticipate problems obtaining sufficient supplies in the foreseeable future. The loss of any supplier that is the sole vendor of a component would delay the Company's manufacturing schedules and possibly force the Company to purchase new tooling, but the Company believes substitute suppliers can be found for all components of all of its products.

EQUIPMENT INVENTORY MANAGEMENT

    The Company uses an inventory control and management system to locate its rental equipment at all times anywhere in the world. Each piece of equipment is serialized for identification purposes. Equipment utilization is centrally monitored at the Company's headquarters to determine (i) which products are in highest demand in various geographic markets and whether certain equipment should be relocated to increase utilization and revenue, (ii) whether product shortages that require the production of additional units exist and (iii) whether current pricing is at the appropriate level.

    The maximum utilization rates of the Company equipment are affected by production scheduling requirements of the concert touring, theatre, television and film and corporate events markets. Utilization rates are also limited by the need for maintenance, service and shipping time. The Company's inventory control system helps the Company optimize its utilization rates in light of these factors in order to satisfy customer requirements and maximize revenue.

COMPETITION

    Each of the Company's businesses is highly competitive. In its automated lighting business, the Company primarily competes with Coemar SPA, Clay Paky SPA, High End Systems, Inc. ("High End"), Light & Sound Design, Ltd. and Martin Gruppen A/S. Of these competitors, only Light & Sound Design, Ltd. manufactures and rents equipment, while the others sell equipment to other rental companies. In the theatre, television and film, concert touring and corporate event markets, the Company competes with a number of conventional lighting rental companies, who also purchase automated lighting equipment from others. The Company competes primarily on the basis of product capabilities, quality and reliability, price, worldwide distribution capabilities, brand name recognition and reputation and customer service and support. The
VARI*LITE-Registered Trademark- brand name has been recognized for years as the preeminent brand name for automated lighting.

    The Company has several national concert sound competitors, the most significant of which is Clair Brothers Audio. However, other companies such as Maryland Sound Industries, Inc., Audio Analysts USA, Inc., dB Sound, Inc. and Southern California Sound Image, Inc. compete effectively by offering less sophisticated equipment at lower prices. The Company competes in this business principally on product capabilities, quality and reliability, price, brand name recognition, reputation and customer service.

    The Company's custom stage construction and stage set design business competes principally in the United Kingdom and to a lesser extent in the United States. The primary factors affecting competition in this market include reputation for quality and the ability to quickly design and build sophisticated state-of-the-art stages and stage sets. The market for design and production management services is highly competitive and fragmented, including hundreds of free lance producers and designers. Competition in this industry is based primarily on personal relationships and creativity.

EMPLOYEES

    As of September 30, 1997, the Company had 489 full-time employees. In addition, the Company had 227 part-time and temporary employees. None of the Company's employees is a party to any collective bargaining agreement and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company leases all of its facilities, including five facilities comprising approximately 153,000 square feet in Dallas, Texas under leases that expire in April 1999, but can be extended until at least April 2000. The Dallas facilities contain the Company's executive offices, manufacturing, warehouse, maintenance, advanced technologies and research and development facilities and training center. The executive offices, warehouse and manufacturing space of Vari-Lite Europe Limited ("Vari-Lite Europe"), Theatre Projects and Brilliant Stages are located in London, England in two facilities with approximately 71,500 square feet that are leased through January 1998, which is anticipated to be extended for three years, and March 2010. The executive offices of Vari-Lite Asia, Inc. ("Vari-Lite Asia"), as well as its Technical Center, are located in Tokyo in two leased facilities aggregating approximately 10,300 square feet, the terms of which expire in February 1999 and October 2000. In addition, the Company leases sales offices in Chicago, Hong Kong, Madrid, Las Vegas, Los Angeles, Nashville, New York and Orlando. The Company believes it maintains generally adequate insurance with respect to its properties.

    In December 1995, the Company entered into a lease with an unaffiliated developer which purchased a 32-acre site in the Dallas, Texas area for approximately $3.6 million. The Company is leasing this land for an initial term of five years, with six five-year renewal options. If the lease is not renewed or is otherwise terminated, the Company may be required to make a residual termination payment equal to 85% of the $3.6 million paid by the developer to acquire the land. The Company has the right to obligate the developer to construct a building on the land that the Company would lease for a term that would be identical to the land lease. The Company has an option to purchase the property at the end of the initial term or at any time during the renewal terms for its original cost. The Company intends to cause the developer to construct a 233,000 square foot facility where it will consolidate all of its Dallas, Texas operations in fiscal 2000. The land lease is, and the facility lease (if any) will be, accounted for as operating leases for financial reporting purposes. See Note G of the "Notes to Consolidated Financial Statements."

ITEM 3.  LEGAL PROCEEDINGS

    In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims.

    In August 1995, the Company brought suit asserting a number of claims of infringement of several of its patents by High End in the Northern District of Texas seeking monetary damages and injunctive relief to prevent future patent infringement (the "High End Lawsuit"). The Company also sought a temporary restraining order for alleged trade secrets violations, which the court denied. High End has denied the Company's claims and has counterclaimed seeking to have certain of the Company's patents declared invalid and alleging that the Company's claims are frivolous and that the Company has violated federal antitrust laws. The Company believes High End's counterclaims are without merit. Discovery in this matter is proceeding and trial is currently scheduled for September 1998. The Company has capitalized and expects to continue to capitalize its costs relating to this lawsuit ($3.3 million as of September 30, 1997 and an estimated additional $2.2 million through consummation of the trial). Unless the Company receives a judgment in this litigation that High End has infringed at least one of its patents and the Company concludes, based on all of the facts and circumstances, that such a judgment will allow it to maintain its competitive advantage provided by the infringed patents, all costs incurred by the Company relating to the High End Lawsuit (including those previously capitalized) will be required to be recorded as a non-cash expense in the period that the judgment is rendered.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On September 16, 1997, Vari-Lite Texas held a special meeting of its shareholders (the "Meeting") to approve the Reincorporation. Approval of the Reincorporation required the affirmative vote of at least two-thirds of the outstanding shares of Class A Common Stock, voting separately as a class, and the approval of at least two-thirds of the outstanding shares of Class B Common Stock of Vari-Lite Texas, voting separately as a class. As of the record date for the Meeting there were 200,000 shares of Class A

Common Stock of Vari-Lite Texas outstanding and 1,341,045 shares of Class B Common Stock of Vari-Lite Texas outstanding. The results of the vote to approve the Reincorporation at the Meeting were as follows:

                                                 HOLDERS OF CLASS A COMMON STOCK  HOLDERS OF CLASS B COMMON STOCK
                                                 -------------------------------  -------------------------------
Votes FOR the Reincorporation..................               200,000                         1,315,471
Votes AGAINST the Reincorporation..............                     0                                 0
Abstentions from Voting........................                     0                                 0

    Also on August 27, 1997 the holders of the Class A Common Stock of Vari-Lite Texas approved by written consent the Vari-Lite International, Inc. 1997 Omnibus Plan and the Vari-Lite International, Inc. Annual Incentive Plan. Pursuant to the Articles of Incorporation of Vari-Lite Texas, the holders of the Class B Common Stock did not have any voting rights except to the extent provided by applicable law and, accordingly, did not vote on these matters.

    On August 27, 1997, the sole stockholder of the Company approved by written consent the Reincorporation.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock trades on the Nasdaq National Market under the symbol "LITE." The Company consummated its initial public offering of Common Stock on October 16, 1997, and, accordingly, there was no trading during either of the two prior fiscal years. There were 67 stockholders of record of Common Stock on December 18, 1997.

    The Company paid dividends of approximately $0.6 million with respect to each of the 1995, 1996 and 1997 fiscal years. The Company does not anticipate paying any other cash dividends on the Common Stock in the foreseeable future and anticipates that future earnings will be retained to finance operations and expansion. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company's earnings levels, capital requirements and financial condition and such other factors the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for the Company as of and for each of the five fiscal years in the period ended September 30, 1997 have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this report.

                                                                         YEAR ENDED SEPTEMBER 30,
                                                        ----------------------------------------------------------
                                                           1993        1994        1995        1996        1997
                                                        ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:
  Revenue:
    Rental revenues...................................  $   31,869  $   47,625  $   65,864  $   65,741  $   75,529
    Product sales and service revenues................       3,384       6,187       9,046      11,397      15,129
                                                        ----------  ----------  ----------  ----------  ----------
      Total revenues..................................      35,253      53,812      74,910      77,138      90,658
  Rental costs........................................      12,320      18,775      26,288      26,425      29,371
  Product sales and service costs.....................       2,288       4,284       6,637       7,783      10,676
                                                        ----------  ----------  ----------  ----------  ----------
  Gross profit........................................      20,645      30,753      41,985      42,930      50,611
  Selling, general and administrative expense.........      13,170      19,181      28,163      30,077      32,983
  Research and development expense....................       2,347       3,033       3,283       4,404       6,657
                                                        ----------  ----------  ----------  ----------  ----------
  Operating income....................................       5,128       8,539      10,539       8,449      10,971
  Interest expense (net)..............................       1,606       1,805       2,788       3,092       3,726
                                                        ----------  ----------  ----------  ----------  ----------
  Income before taxes and extraordinary loss..........       3,522       6,734       7,751       5,357       7,245
  Income taxes........................................       1,253       2,400       3,037       2,238       2,916
                                                        ----------  ----------  ----------  ----------  ----------
  Income before extraordinary loss....................       2,269       4,334       4,714       3,119       4,329
  Extraordinary loss from early extinguishment of debt
    (net of tax of $389)..............................      --             756      --          --          --
                                                        ----------  ----------  ----------  ----------  ----------
  Net income..........................................  $    2,269  $    3,578  $    4,714  $    3,119  $    4,329
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
  Net income per share................................  $     0.39  $     0.62  $     0.81  $     0.53  $     0.74
  Cash dividends per share(1).........................  $     0.05  $     0.05  $     0.10  $     0.11  $     0.18
  Weighted average shares outstanding.................       5,773       5,772       5,814       5,912       5,819
OTHER DATA:
  EBITDA(2)...........................................  $   10,230  $   14,620  $   19,161  $   18,517  $   22,634
  Net cash provided by operations.....................       7,879      10,937      14,513       8,531      17,029
  Net cash used in investing activities...............     (10,789)    (18,924)    (20,641)    (12,432)    (24,863)
  Net cash provided by (used in) financing
    activities........................................       2,094       9,355       7,307       2,564       8,346
  Capital expenditures................................      11,050      13,566      20,748      12,587      25,004

                                                                              AS OF SEPTEMBER 30,
                                                             -----------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                             ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
  Total assets.............................................  $  37,626  $  57,223  $  73,465  $  78,581  $  96,704
  Total debt...............................................     16,648     27,497     34,870     37,349     46,242
  Stockholders' equity.....................................     13,302     16,631     21,329     24,538     27,541

------------------------

(1) The Company does not anticipate paying any cash dividends on the Common Stock for the foreseeable future and anticipates that future earnings will be retained to finance future operations and expansion. See "Market for Registrant's Common Equity and Related Stockholder Matters."

(2) EBITDA is calculated herein as income before income taxes plus depreciation, amortization and net interest expense. The Company believes that EBITDA serves as an important financial analysis tool for measuring and comparing financial information such as liquidity, operating performance and leverage. EBITDA should not be considered an alternative to net income or other cash flow measures determined under generally accepted accounting principals as an indicator of the Company's performance or liquidity. EBITDA as disclosed herein may not be comparable to EBITDA as disclosed by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is a leading designer and manufacturer of automated lighting systems and products which are marketed exclusively through its domestic and international facilities and an independent distributor network. The Company rents its VARI*LITE-Registered Trademark- automated lighting systems and other products and provides services to the entertainment industry, including markets such as concert touring, theatre, television and film and corporate events. In addition, the Company sells its Irideon-Registered Trademark- automated lighting systems for use in a wide variety of architectural applications.

    The Company's revenues are generated through the rental of lighting and sound systems and equipment, and through sales of related products and services and architectural lighting systems. Rental revenues include revenues generated from leases of VARI*LITE-Registered Trademark- automated lighting systems, concert sound systems and conventional lighting equipment. Revenues from product sales and services include custom stage construction and stage set design services, design and production management services and the sale of Irideon-Registered Trademark-automated lighting systems and related products.

    Rental revenues were $65.9 million, $65.7 million and $75.5 million or 87.9%, 85.2% and 83.3% of total revenues during fiscal 1995, 1996 and 1997, respectively. The majority of the Company's rental revenues are earned from the rental of VARI*LITE-Registered Trademark- automated lighting systems, with the remainder from the rental of concert sound systems and conventional lighting equipment. The Company's rental revenues are recorded as earned over the term of each contract except for revenues from sales-type leases which are recorded and typically paid at the inception of the lease. Sales-type leases are long-term leases for the Company's VARI*LITE-Registered Trademark- automated lighting systems and are accounted for as sales for financial accounting purposes. Revenues from sales-type leases were $9.9 million, $4.5 million and $8.7 million during fiscal 1995, 1996 and 1997, respectively. Because sales-type lease revenues are recorded in their entirety at the inception of the lease, wide variations in revenues and earnings in any given quarter can occur. Rental costs consist of direct costs of maintaining, supporting and delivering the rental equipment and the depreciation costs of the capital expenditures incurred to manufacture or purchase the rental equipment. The Company depreciates rental equipment over periods of five to ten years. The direct costs associated with sales-type leases include the net book value of the equipment rented which is expensed in its entirety at the inception of the lease.

    The Company generates sales revenue from its custom stage construction and stage set design services, design and production management services to corporations and business associations for conventions, business meetings and special events and sales of Irideon-Registered Trademark- automated lighting systems. The Company first introduced its Irideon-Registered Trademark- lighting system in 1993 and revenues from the Irideon-Registered Trademark- product line have increased from $0.8 million in fiscal 1994 to $4.4 million in fiscal 1997. During fiscal 1995, 1996 and 1997, the Company's Irideon-Registered Trademark-product line experienced operating losses of $0.9 million, $1.2 million and $1.3 million, respectively, due to product development and start-up costs. To date, the gross margin percentage of Irideon-Registered Trademark- products has been lower than those of the Company's rental business. Although the gross margin percentage of Irideon-Registered Trademark- products is expected to improve, it is expected to remain below that of the Company's rental business.

    The following table reflects the percentages of total revenues by market:

                                                                      YEARS ENDED SEPTEMBER 30,
                                                                -------------------------------------
                                                                   1995         1996         1997
                                                                -----------  -----------  -----------
Concert Touring...............................................       38.2%        33.0%        32.1%
Theatre.......................................................       20.6         22.7         24.4
Television and Film...........................................       12.9         16.3         14.7
Corporate Events..............................................       14.0         12.2         12.4
Other.........................................................       14.3         15.8         16.4
                                                                    -----        -----        -----
  Total Revenue...............................................      100.0%       100.0%       100.0%
                                                                    -----        -----        -----
                                                                    -----        -----        -----

    Although the Company expects revenues earned from concert touring (primarily rental revenues) to continue to represent a significant percentage of the Company's total revenues, during the past three fiscal years, concert touring revenues have decreased as a percentage of the Company's total revenues due to an increase in rental revenues generated from the Company's other customer markets. The Company has experienced fluctuations in its concert touring revenues because of the unpredictable nature of the timing and duration of such tours and expects such fluctuations to continue in the future.

    The following table reflects the Company's geographic region revenues as a percentage of total revenues (see Note J of the "Notes to Consolidated Financial Statements"):

                                                                      YEARS ENDED SEPTEMBER 30,
                                                                -------------------------------------
                                                                   1995         1996         1997
                                                                -----------  -----------  -----------
North America.................................................       53.1%        50.7%        50.3%
Europe........................................................       33.8         34.5         36.3
Asia..........................................................       13.1         14.8         13.4
                                                                    -----        -----        -----
  Total Revenue...............................................      100.0%       100.0%       100.0%
                                                                    -----        -----        -----
                                                                    -----        -----        -----

    The majority of European and Asian revenues are denominated in British pounds sterling and Japanese yen, respectively. The Company has offices in London, Tokyo, Hong Kong and Madrid. The Company anticipates that foreign revenues will remain a significant part of the Company's total revenues as the demand for entertainment in foreign markets continues to increase. Fluctuations in foreign currencies have impacted, and will continue to impact, the Company's consolidated results of operations due to the translation of foreign currencies into U.S. dollars. The Company maintains foreign currency borrowings to act as an economic hedge against fluctuations in British pounds sterling and Japanese yen. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

    The following table sets forth the percentages of total revenues represented by certain income statement data and other data for the indicated periods:

                                                                          YEARS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                         1995       1996       1997
                                                                       ---------  ---------  ---------
Income Statement Data:
  Rental revenues....................................................       87.9%      85.2%      83.3%
  Product sales and service revenues.................................       12.1       14.8       16.7
                                                                       ---------  ---------  ---------
    Total revenues...................................................      100.0      100.0      100.0
  Rental costs.......................................................       35.1       34.3       32.4
  Product sales and service costs....................................        8.9       10.1       11.8
                                                                       ---------  ---------  ---------
  Gross margin.......................................................       56.0       55.6       55.8
  Selling, general and administrative expense........................       37.5       39.0       36.4
  Research and development expense...................................        4.4        5.7        7.3
                                                                       ---------  ---------  ---------
  Operating income...................................................       14.1       10.9       12.1
  Interest expense...................................................        3.7        4.0        4.1
                                                                       ---------  ---------  ---------
  Income before taxes................................................       10.4        6.9        8.0
  Incomes taxes......................................................        4.1        2.9        3.2
                                                                       ---------  ---------  ---------
  Net income.........................................................        6.3%       4.0%       4.8%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Other Data:
  Rental revenues....................................................      100.0%     100.0%     100.0%
  Rental costs.......................................................       39.9       40.2       38.9
                                                                       ---------  ---------  ---------
  Rental gross margin................................................       60.1%      59.8%      61.1%
  Product sales and service revenues.................................      100.0%     100.0%     100.0%
  Product sales and service costs....................................       73.4       68.3       70.6
                                                                       ---------  ---------  ---------
  Product sales and service gross margin.............................       26.6%      31.7%      29.4%
  EBITDA.............................................................       25.6%      24.0%      25.0%

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30,
  1996

    REVENUES. Total revenues increased 17.5%, or $13.5 million, to $90.6 million in fiscal 1997, compared to $77.1 million in fiscal 1996. The revenue increase was attributable primarily to the factors set forth below.

    Rental revenues increased 14.9%, or $9.8 million, to $75.5 million in fiscal 1997, compared to $65.7 million in fiscal 1996. This increase was primarily the result of an overall increase in concert touring revenues due to an improved concert touring market during fiscal 1997 compared to fiscal 1996. As a result, the Company experienced increased rental revenues from both automated lighting systems and sound systems, as well as from other related products and services. Rental revenues from sales-type leases accounted for approximately 42.4%, or $4.2 million, of the increase in rental revenues in fiscal 1997, compared with fiscal 1996. The increase in sales-type lease revenues was primarily due to significant leases with new theatrical productions and an amusement park.

    Product sales and service revenues increased 32.7%, or $3.7 million, to $15.1 million in fiscal 1997, compared to $11.4 million in fiscal 1996. This increase was primarily due to sales of the Company's
Irideon-Registered Trademark- automated lighting products which increased 68.7%, or $1.8 million, to $4.4 million in fiscal 1997, compared to $2.6 million in fiscal 1996. The remainder of the increase was primarily attributable to the increase in revenues from stage construction services as a result of increased concert touring activity.

    RENTAL COSTS. Rental costs increased 11.1%, or $2.9 million, to $29.3 million in fiscal 1997, compared to $26.4 million in fiscal 1996. Rental costs as a percentage of rental revenues decreased to 38.9% in fiscal 1997, from 40.2% in fiscal 1996. The decrease in rental costs as a percentage of total rental revenues was primarily due to a decrease in sales-type lease costs as a percentage of sales-type lease rental revenues in fiscal 1997, compared to fiscal 1996. The decrease in sales-type lease costs was due to the leasing of older equipment during fiscal 1997, compared to fiscal 1996.

    PRODUCT SALES AND SERVICE COSTS. Product sales and service costs increased 37.2%, or $2.9 million, to $10.7 million in fiscal 1997, compared to $7.8 million in fiscal 1996. Product sales and service costs as a percentage of product sales and service revenues increased to 70.6% in fiscal 1997, from 68.3% in fiscal 1996. The increase in product sales and service costs as a percentage of the related revenues was primarily due to an increase in product sales and service costs for the Company's custom stage construction business that was subcontracted to others by the Company during fiscal 1997, compared to fiscal 1996. Product sales and service costs associated with subcontracted services are generally higher than costs associated with services provided directly by the Company. Partially offsetting this increase was a decrease in product sales and service costs as a percentage of the related revenues for the Company's Irideon-Registered Trademark- product line, which experienced improved production efficiencies and an increase in direct sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 9.7%, or $2.9 million, to $33.0 million in fiscal 1997, compared to $30.1 million in fiscal 1996. This increase resulted primarily from payroll and related costs to support the Company's continued growth. This expense as a percentage of total revenues decreased to 36.4% in fiscal 1997, from 39.0% in fiscal 1996, due to costs incurred during fiscal year 1996 resulting from increases in personnel and improvements in information systems in anticipation of growth which occurred in fiscal 1997.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 51.2%, or $2.3 million, to $6.7 million in fiscal 1997, compared to $4.4 million in fiscal 1996. This expense as a percentage of total revenues increased to 7.3% in fiscal 1997, from 5.7% in fiscal 1996. These increases were primarily the result of an increase in the employee-related costs associated with adding research and development engineers during fiscal 1996 and fiscal 1997.

    INTEREST EXPENSE. Interest expense increased 20.5%, or $0.6 million, to $3.7 million in fiscal 1997, compared to $3.1 million in fiscal 1996. This increase was attributable to additional long-term borrowings incurred by the Company to fund capital expenditures.

    INCOME TAXES. Effective tax rates in fiscal 1997 and 1996 were 40.2% and 41.7%, respectively.

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30,
  1995

    REVENUES. Total revenues increased 3.0%, or $2.2 million, to $77.1 million in fiscal 1996, compared to $74.9 million in fiscal 1995. The revenue increase was attributable primarily to the factors set forth below.

    Rental revenues decreased $0.2 million to $65.7 million in fiscal 1996, compared to $65.9 million in fiscal 1995. This decrease was primarily the result of a 54.2%, or $5.4 million, decrease in rental revenues from sales-type leases, which decreased to $4.5 million in fiscal 1996, compared to $9.9 million in fiscal 1995, primarily due to large, one-time sales-type leases to one major casino and to several major cloned touring theatrical productions in fiscal 1995. Additionally, the Company experienced an overall decrease in concert touring revenues in fiscal 1996 as a result of a downturn in the concert touring market compared with fiscal 1995. These decreases were offset by increased rental revenues earned from the Company's VARI*LITE-Registered Trademark-automated lighting systems as more of these products were available for rental as a result of fiscal 1995 capital expenditures, and an increase in automated lighting rental revenues in Japan.

    Product sales and service revenues increased 26.0%, or $2.4 million, to $11.4 million in fiscal 1996, compared to $9.0 million in fiscal 1995. Product sales and service revenues increased as a percentage of total revenues to 14.8% in fiscal 1996, from 12.1% in fiscal 1995. This increase in revenue was primarily due to sales of Irideon-Registered Trademark- automated lighting products which increased 180.9%, or $1.7 million, to $2.6 million in fiscal 1996, compared to $0.9 million in fiscal 1995.

    RENTAL COSTS. Rental costs increased 0.5%, or $0.1 million, to $26.4 million in fiscal 1996, compared to $26.3 million in fiscal 1995. Rental costs as a percentage of rental revenues increased to 40.2% in fiscal 1996, from 39.9% in fiscal 1995. This increase was primarily the result of increased sales-type lease costs as a percentage of sales-type lease rental revenues in fiscal 1996, compared to fiscal 1995, due to the leasing of newer equipment during fiscal 1996, compared to fiscal 1995.

    PRODUCT SALES AND SERVICE COSTS. Product sales and service costs increased 17.3%, or $1.2 million, to $7.8 million in fiscal 1996 compared to $6.6 million in fiscal 1995. Product sales and service costs as a percentage of product sales and service revenues decreased from 73.4% in fiscal 1995 to 68.3% in fiscal 1996. The decrease in these costs as a percentage of their related revenues was primarily the result of operating improvements in the Company's custom stage construction business.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 6.8%, or $1.9 million, to $30.1 million in fiscal 1996, compared to $28.2 million in fiscal 1995. This expense as a percentage of total revenues increased to 39.0% in fiscal 1996 from 37.5% in fiscal 1995. These increases primarily resulted from increased payroll and related costs and depreciation expense associated with increases in personnel and improvements in information systems necessitated by the Company's continued growth.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 34.1%, or $1.1 million, to $4.4 million in fiscal 1996, compared to $3.3 million in fiscal 1995. This expense as a percentage of total revenues increased to 5.7% in fiscal 1996, from 4.4% in fiscal 1995. These increases were primarily the result of an increase in the employee-related costs associated with adding 16 research and development engineers during fiscal 1996.

    INTEREST EXPENSE. Interest expense increased 10.9%, or $0.3 million, to $3.1 million in fiscal 1996, compared to $2.8 million in fiscal 1995. This increase was attributable to additional long-term borrowings incurred by the Company to fund capital expenditures in fiscal 1995 and 1996.

    INCOME TAXES. Effective tax rates in fiscal 1996 and 1995 were 41.7% and 39.2%, respectively.

QUARTERLY FLUCTUATIONS AND SEASONALITY

    The following table sets forth certain income statement data and EBITDA for each of the Company's last three fiscal years, which were derived from unaudited financial statements of the Company. In the opinion of the Company's management, this income statement data contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.

                                                  QUARTERS ENDED
                                --------------------------------------------------
                                DECEMBER 31    MARCH 31     JUNE 30   SEPTEMBER 30
                                ------------  -----------  ---------  ------------  FISCAL YEAR
                                                  (IN THOUSANDS)                    -----------
FISCAL 1995
Total Revenues................   $   18,648    $  17,234   $  19,314   $   19,714    $  74,910
EBITDA........................        6,224        4,027       4,495        4,415       19,161
Operating income..............        4,267        1,951       2,284        2,037       10,539

FISCAL 1996
Total Revenues................   $   16,791    $  16,995   $  19,645   $   23,707    $  77,138
EBITDA........................        3,648        3,436       4,845        6,588       18,517
Operating income..............        1,186          915       2,285        4,063        8,449

FISCAL 1997
Total Revenues................   $   22,326    $  22,384   $  22,185       23,763       90,658
EBITDA........................        5,215        5,083       5,989        6,347       22,634
Operating income..............        2,424        2,265       2,954        3,328       10,971

    The Company has experienced and is expected to continue to experience fluctuations in quarterly operating results, both between different quarters within the same fiscal year and with respect to the same quarter between different fiscal years. These fluctuations arise from several factors, including the timing and dollar value of sales-type leases with customers, the dependence of the Company on concert tours, which are unpredictable in timing and duration, the introduction of new products and general economic conditions both domestically and internationally. In addition, the Company's business is subject to seasonal fluctuations with the highest percentage of its revenues being generated in the summer months and the lowest percentage being generated in winter months. Because of the possibilities of significant fluctuations, results for any quarter may not be indicative of results that may be achieved in a full year. While the Company expects to experience growth in its revenues and profits, there can be no assurance that the Company's historical levels of revenues or profits will be sustained, particularly on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of approximately $14.5 million, $8.5 million and $17.0 million during fiscal 1995, 1996 and 1997, respectively.

    During fiscal 1997, the Company borrowed under a multicurrency credit agreement (the "Old Credit Agreement") to partially finance its operations and capital expenditures. On October 21, 1997, the Company consummated the initial public offering of its Common Stock and used the net proceeds thereof, approximately $21.4 million, to repay indebtedness under the Old Credit Agreement. In December 1997, the Company entered into a new multicurrency credit agreement, with SunTrust Bank, Atlanta ("SunTrust"), as agent for the lenders thereunder (the "New Credit Agreement"), which replaced the Old Credit Agreement. The New Credit Agreement has a five-year term and provides the Company with a $50 million revolving credit facility, which is secured by the pledge of 65% of the capital stock of the Company's foreign subsidiaries. The commitment fee on the unused portion of the facility and the interest charged on the outstanding balance of the facility are determined by pricing grid based on the Company's ratio of

Adjusted Funded Debt (as defined in the New Credit Agreement) to EBITDA (as defined in the New Credit Agreement). The commitment fee ranges from 0.2% to 0.375% and the interest rate ranges from 1.0% to 2.5% above the London interbank offering rate ("LIBOR") or SunTrust's base rate. The initial commitment fee and margin above LIBOR are fixed through March 31, 1998, at 0.25% and 1.5%, respectively, and can be fixed through June 30, 1998 by payment of a $25,000 fee. The New Credit Agreement includes customary negative covenants such as restrictions on the Company's ability to incur debt, make acquisitions or investments or sell assets. Also, the New Credit Agreement includes financial covenants regarding the Company's net worth, ratio of Adjusted Funded Debt to total capitalization, the ratio of Adjusted Funded Debt to EBITDA and the ratio of EBITR (as defined in the New Credit Agreement) to interest and rent expenses. As of December 24, 1997, $26.5 million was outstanding under the New Credit Agreement (based on currency exchange rates as of that date).

    The Company has hedged a portion of its currency fluctuation risk by borrowing in British pounds sterling and Japanese yen under the both the Old Credit Agreement and the New Credit Agreement. Cash generated from the Company's England and Japan offices is typically denominated in British pounds sterling and Japanese yen, respectively, and is used to pay expenses incurred in these currencies and service the foreign currency borrowings. The Company is a party to two interest rate swap agreements which fixed the Company's effective interest costs under a portion of the Old Credit Agreement and will fix the Company's effective interest costs under a portion of the New Credit Agreement. See Note E of "Notes to Consolidated Financial Statements."

    The Company has funded the costs to manufacture automated lighting equipment to be rented to certain distributors with advances made by the distributors under the terms of the Company's distributorship agreements. The distributors typically advance to the Company an amount equal to the cost to manufacture the equipment, and enter into agreements whereby the distributors have the exclusive right to sublease the lighting equipment within defined territories. Borrowings by the Company under these agreements, which are secured by liens against the applicable equipment, are repaid by the Company through future rentals due from the distributors under the terms of their distributorship agreements and bear interest at various rates ranging up to 10.25% annually. Proceeds received under these distributorship agreements were approximately $2.2 million, $1.7 million and $1.2 million for fiscal 1995, 1996 and 1997, respectively, and outstanding borrowings from distributors at September 30, 1995, 1996 and 1997 were approximately $2.9 million, $2.8 million and $2.3 million, respectively. All amounts advanced by distributors are accounted for by the Company as short-term debt. See "Business--Marketing, Sales and Distribution."

    The Company has borrowed money to purchase computer equipment and office furniture and fixtures. These loans typically amortize over three years and bear interest at various rates ranging from 8.25% to 10.40%. Proceeds received under this type of financing were approximately $1.6 million, $1.8 million and $1.1 million for fiscal 1995, 1996 and 1997, respectively, and borrowings outstanding at September 30, 1995, 1996 and 1997 were approximately $1.7 million, $2.8 million and $2.6 million, respectively.

    The Company has also used customer advances to fund short-term working capital and immediate capital expenditure needs for specific contracts. As of September 30, 1995, 1996 and 1997, the Company had unearned revenue related to customer advances of approximately $1.6 million, $2.2 million and $3.0 million, respectively.

    Dividends paid to stockholders totaled approximately $0.6 million with respect to each of fiscal 1995, 1996 and 1997. The Company does not anticipate paying any additional cash dividends for the foreseeable future. See "Market for Registrant's Common Equity and Related Stockholder Matters."

    The Company's business requires significant capital expenditures. Capital expenditures for fiscal 1995, 1996 and 1997 were approximately $20.7 million, $12.6 million and $25.0 million, respectively, of which approximately $18.0 million, $10.2 million and $19.2 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting and concert sound systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands. Total rental equipment inventories increased from approximately $61.6 million at the beginning of fiscal 1995 to $102.5 million at September 30, 1997. This increase primarily consisted of automated lighting equipment, including new products, additional inventory of existing products and the replacement of equipment leased under sales-type leases. The Company's management anticipates capital expenditures of approximately $25.0 million during fiscal 1998, primarily for expansion of rental inventories.

    Inventory included in current assets consists primarily of raw materials and finished goods for the Company's Irideon-Registered Trademark- products and spare parts inventory for the Company's VARI*LITE-Registered Trademark-automated lighting equipment. Raw materials represented 83.4%, and 86% of total inventory at September 30, 1996 and 1997, respectively. The fluctuation in raw materials as a percentage of total inventory was caused primarily by changes in the timing of the manufacturing of Irideon-Registered Trademark- products which are manufactured as orders are received.

    The Company had a working capital deficit of approximately $4.8 million, $0.6 million and $0.8 million at September 30, 1995, 1996 and 1997, respectively. The Company has historically maintained working capital deficits since the bulk of its revenue generating assets are classified as long-term assets rather than current assets.

    In December 1995, the Company entered into a lease with an unaffiliated developer which purchased a 32-acre site in the Dallas, Texas area for approximately $3.6 million. The Company is leasing this land for an initial term of five years, with six five-year renewal options. If the lease is not renewed or is otherwise terminated, the Company may be required to make a residual termination payment equal to 85% of the $3.6 million paid by the developer to acquire the land. The Company has the right to obligate the developer to construct a building on the land that the Company would lease for a term that would be identical to the land lease. The Company has an option to purchase the property at the end of the initial lease term or at any time during the renewal terms for its original cost. The Company intends to cause the developer to construct a 233,000 square foot facility where it will consolidate all of its Dallas, Texas operations in fiscal 2000. The land lease is, and the facility lease (if any) will be, accounted for as operating leases for financial reporting purposes. See "Business--Properties" and Note G of the "Notes to Consolidated Financial Statements."

    The Company has capitalized and expects to continue to capitalize its costs relating to the High End Lawsuit (approximately $3.3 million as of September 30, 1997, and an estimated additional $2.2 million through consummation of the trial). Unless the Company receives a judgment in this litigation that at least one of its patents has been infringed and the Company concludes, based on all of the facts and circumstances, that such a judgment will allow it to maintain its competitive advantage provided by the infringed patents, all costs incurred by the Company relating to the High End Lawsuit (including those previously capitalized) will be required to be recorded as a non-cash expense in the period that the judgment is rendered. See "Legal Proceedings."

    Management believes that cash flow generated from operations and borrowing capacity under the New Credit Agreement should be sufficient to fund its anticipated operating needs and capital expenditures for at least the next twelve months. However, because the Company's future operating results will depend on a number of factors, including the demand for the Company's products and services, the level of competition, the success of the Company's research and development programs, the ability to achieve competitive and technological advances and general and economic conditions and other factors beyond the Company's control, there can be no assurance that sufficient capital resources will be available to fund the expected expansion of its business beyond such period.

INFLATION

    The Company has generally been able to offset cost increases with increases in the rental rates and sales prices charged for its products and services. Accordingly, the Company does not believe that inflation has had a material effect on its results of operations to date. However, there can be no assurance that the Company's business will not be adversely affected by inflation in the future.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This report includes "forward-looking statements" as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company: fluctuations in operating results and seasonality; ability to introduce new products; technological changes; reliance on intellectual property; capitalized litigation costs; dependence on entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; dependence on key suppliers and dependence on manufacturing facility. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and its subsidiaries which are required by this Item 8 are listed in Part IV, Item 14(a) of this report. Such consolidated financial statements are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information concerning the executive officers and directors of the Company.

NAME                                     AGE                                   POSITION
------------------------------------     ---     ---------------------------------------------------------------------
H. R. Brutsche III(1)...............         52  Chairman of the Board, President and Chief Executive Officer of the
                                                   Company
Michael P. Herman...................         54  Vice President--Finance, Chief Financial Officer and Secretary of the
                                                   Company
James H. Clark, Jr.(1)(2)...........         61  Director of the Company
John D. Maxson(1)...................         57  Director of the Company and Chairman of the Board of Showco and
                                                   Ignition
J. Anthony Smith(3).................         52  Director of the Company
C. Vincent Prothro(2)(3)(4).........         55  Director of the Company
John R. Rettberg(2)(3)(4)...........         60  Director of the Company
Keizo Akimoto.......................         63  President and Representative Director of Vari-Lite Asia
James P. Bates......................         51  Vice President--Information Technology and Chief Information Officer
                                                   of the Company
James M. Bornhorst..................         52  Vice President and Chief Science Officer of the Company and Vice
                                                   President--Advanced Technology and Director of Vari-Lite
Richard W. Bratcher, Jr.............         37  President, Chief Executive Officer and Director of Showco
Brian L. Croft......................         59  Managing Director of Vari-Lite Europe Holdings Ltd. ("VLEH")
Robert V. Dungan....................         45  Vice President, General Manager and Director of Irideon
Loren J. Haas.......................         39  Executive Vice President--VARI*LITE-Registered Trademark- Production
                                                 Services of Vari-Lite
Janis C. Pestinger..................         46  Vice President--Administration and Assistant Secretary of the Company
T. Clay Powers......................         38  Vice President--Product Development and Manufacturing of Vari-Lite
                                                   and Director of Showco
J. Scott Thompson...................         45  President, Chief Executive Officer and Director of Ignition

------------------------

(1) Member of the Executive Committee

(2) Member of the Audit Committee

(3) Member of the Compensation Committee

(4) Member of the Omnibus Plan Committee

    H.R. Brutsche III is one of the founders of the Company and its subsidiaries and has served as a director of the Company and its subsidiaries since their inception. Mr. Brutsche has served as Chairman of the Board, President and Chief Executive Officer of the Company and its predecessors since 1980. Mr. Brutsche also serves as Chairman of the Board of VLEH, Vari-Lite Europe, Brilliant Stages and Theatre Projects and as President and Chief Executive Officer of Vari-Lite and Irideon.

    Michael P. Herman joined the Company in June 1993 as Vice
President--Finance, Chief Financial Officer, Secretary and Treasurer. In January 1997, Mr. Herman ceased acting as Treasurer of the Company. Mr. Herman also serves as Vice President--Finance, Chief Financial Officer, Secretary and

Treasurer of Vari-Lite, Irideon, Showco and Ignition. From May 1991 to May 1993, Mr. Herman was the Vice President--Finance and Chief Financial Officer of Barry's Cameras, Inc., a chain of retail camera and video stores.

    James H. Clark, Jr. has been a director of the Company and its predecessors since 1978. Mr. Clark serves as Chairman of the Company's Executive Committee and Audit Committee and is a director of all of the Company's subsidiaries. Mr. Clark has been the Managing General Partner of Clark Partnership, Ltd., an investment and venture capital partnership, since 1988, and serves as Chairman of the Board of Texas Freezer Co. Mr. Clark's son is married to Mr. Prothro's daughter.

    John D. Maxson is one of the founders of the Company and its subsidiaries and has served as a director of the Company and its subsidiaries since their inception. Mr. Maxson has served as Chairman of the Board of Showco for approximately 25 years and as Chairman of Ignition since its inception in September 1994.

    J. Anthony Smith has been a director of the Company and its predecessors since 1981. Mr. Smith also serves as a director of all of the Company's subsidiaries. Mr. Smith has been the Managing Director of each of Hit & Run Music (Publishing) Limited, an international independent music publisher, and Hit & Run Music Limited, a professional manager of musicians, for over 20 years, and the Managing Director of Ives Street Developments Limited, a property management company, for six years.

    C. Vincent Prothro has been a director of the Company since April 1996. Mr. Prothro has been Chairman of the Board of Dallas Semiconductor Corporation, a manufacturer of electronic chips and chip-based subsystems, since 1984 and its Chief Executive Officer and President since 1989. Mr. Prothro is also a general partner of Southwest Enterprise Associates, L.P., a venture capital fund. Mr. Prothro's daughter is married to Mr. Clark's son.

    John R. Rettberg has been a director of the Company since April 1996 and serves as Chairman of the Company's Compensation Committee and Omnibus Committee. Mr. Rettberg currently serves as a consultant to the Northrop Grumman Corporation ("Northrop Grumman"), an advanced technology company operating primarily in the fields of aircraft and military electronics design, development and manufacturing. Mr. Rettberg has served in this capacity since his retirement from Northrop Grumman on January 1, 1995. Mr. Rettberg joined Northrop Grumman in 1962 and, prior to his retirement, was Corporate Vice President and Treasurer. Mr. Rettberg is also a director of J.P. Morgan Investment Mgmt., a manager of mutual funds.

    Keizo Akimoto joined Vari-Lite Asia at its inception in 1984 and has been its Representative Director (equivalent of chief executive officer) since 1985 and its President since 1992.

    James P. Bates has been the Vice President--Information Technology and Chief Information Officer of the Company since September 1996. Prior to that time since 1989, Mr. Bates held various positions with DSC Communications Corp., most recently serving as Director of Applications Systems Implementation.

    James M. Bornhorst has been the Vice President and Chief Science Officer of the Company and the Vice President--Advanced Technology of Vari-Lite since October 1995 and a director of Vari-Lite since its inception. Prior to October 1995, Mr. Bornhorst served as Vice President--Engineering of Vari-Lite since 1983 and has been employed since 1972 in various other capacities with Showco and Vari-Lite.

    Richard W. Bratcher, Jr. has been the President and Chief Executive Officer and a director of Showco since July 1996. He served as Vice President and General Manager of Showco from August 1993 until July 1996 and as its shop manager of Showco from August 1987 until August 1993. Mr. Bratcher has also served in various other capacities with Showco since 1983.

    Brian L. Croft has been the Managing Director of VLEH and Vari-Lite Europe since the formation of VLEH and its acquisition of Vari-Lite Europe in March 1994. From 1989 until its acquisition by the

Company in March 1994, Mr. Croft was the General Manager and a director of Vari-Lite Europe, Ltd., which was then an independent
VARI*LITE-Registered Trademark- distributor and a subsidiary of the Samuelson Group plc.

    Robert V. Dungan has served as Vice President and General Manager of Irideon since its inception in September 1994 and as a director of Irideon since January 1996. From January 1993 to September 1994, Mr. Dungan served as Vice President--Products Group of Vari-Lite and served as its Operations Manager from 1988 until January 1993. He has also served in various other capacities with Vari-Lite since 1983.

    Loren J. Haas has been the Executive Vice
President--VARI*LITE-Registered Trademark- Production Services of Vari-Lite since December 1997. From February 1995 until December 1997, Mr. Haas was Executive Vice President--North American Operations of Vari-Lite. Prior to that from October 1992 until February 1995, he was General Manager--Dallas of Vari-Lite and was its Marketing Manager from December 1990 until October 1992. Mr. Haas has served in various other capacities with Vari-Lite since 1987.

    Janis C. Pestinger has been Vice President--Administration and Assistant Secretary of the Company since November 1996 and May 1993, respectively. Ms. Pestinger also has served as Vice President-- Administration of Vari-Lite since December 1993 and for more than three years prior to that as its Risk and Benefits Manager. Ms. Pestinger has served in various other positions with Vari-Lite and Showco since 1979.

    T. Clay Powers has been the Vice President--Product Development and Manufacturing of Vari-Lite since July 1996. Prior to that he served as the President and Chief Executive Officer of Showco since April 1992. Mr. Powers also has served as a director of Showco since December 1990. From January 1991 to April 1992, Mr. Powers served as Vice President and General Manager of Showco and from January 1990 to January 1991 Mr. Powers served as its Vice President--Internal Operations. Mr. Powers has served in various other capacities with Showco since 1982.

    J. Scott Thompson has served as President and Chief Executive Officer of Ignition since October 1994 and as a director of Ignition and its predecessor since January 1992. Prior to October 1994, Mr. Thompson was a Vice President of Showco since 1987 and served in various capacities with Showco since 1978.

    Except for Mr. Brutsche, all executive officers serve at the discretion of the Board of Directors. See "Management--Employment Agreements."

    DIRECTOR CLASSES. The Board of Directors is comprised of two Class I Directors (Messrs. Maxson and Prothro), two Class II Directors (Messrs. Clark and Rettberg) and two Class III Directors (Messrs. Brutsche and Smith). The terms of the Class I, Class II and Class III directors will expire at the annual meetings of stockholders of the Company held in 1998, 1999 and 2000, respectively. At each of those annual meetings and thereafter, directors will be elected for a three-year term to succeed the directors of the class whose terms are then to expire.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Common Stock or securities convertible into or exercisable for Common Stock, to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership in the Common Stock, securities convertible into or exercisable for Common Stock and any other equity securities of the Company. Because the Company's initial public offering of its Common Stock did not occur until fiscal 1998, no Section 16(a) reports were required in fiscal 1997.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table summarizes the compensation paid to the Company's chief executive officer and its four other most highly compensated executive officers as of the end of the fiscal year ended September 30, 1997 for services rendered to the Company during the fiscal years ended September 30, 1997 and 1996 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                          ANNUAL COMPENSATION
                                                ------------------------------------------------------------------------
                                                                                             OTHER
                                                                                            ANNUAL         ALL OTHER
NAME AND PRINCIPAL POSITION                     FISCAL YEAR   SALARY($)      BONUS($)    COMPENSATION   COMPENSATION($)
----------------------------------------------  -----------  ------------  ------------  -------------  ----------------
H.R. Brutsche III, ...........................        1997     466,014        51,864        167,000(1)       48,348(2)
  Chairman of the Board, Chief Executive              1996     433,008        48,713        167,000(1)       45,259(2)
  Officer and President
  of the Company

Keizo Akimoto, ...............................        1997     181,343(3)     18,564(3)       --              2,805(4)
  Representative Director of                          1996     199,737(3)     19,495(3)       --              2,805(4)
  Vari-Lite Asia

James M. Bornhorst, ..........................        1997     154,995        10,464          --              6,618(5)
  Vice President and Chief Science Officer of         1996     136,299         9,449          --              6,374(5)
  the Company and Vice President--Advanced
  Technology
  of Vari-Lite

T. Clay Powers, ..............................        1997     150,000        26,250          --              6,368(6)
  Vice President--Product                             1996     127,267        10,500          --              6,849(6)
  Development and Manufacturing of Vari-Lite

David Alley(7) ...............................        1997     163,506        10,209          --              6,955(8)
                                                      1996     154,500        11,513          --              6,660(8)

------------------------

(1) These amounts were paid to Mr. Brutsche pursuant to the Deferred Compensation Agreement (as hereinafter defined). See "Executive Compensation--Directors Compensation."

(2) These amounts include $3,542 and $22,525 and $3,292 and $20,725 which were paid on behalf of Mr. Brutsche for the Policies (as hereinafter defined) pursuant to the Split-Dollar Agreements (as hereinafter defined) and for a term life insurance policy, respectively, maintained on the life of Mr. Brutsche for fiscal 1997 and 1996, respectively; $14,866 and $13,817 which were paid to reimburse Mr. Brutsche for taxable income incurred with respect to the premiums paid on his behalf on the term life insurance policy in fiscal 1997 and 1996, respectively; $4,610 and $4,620 which were contributed by the Company on behalf of Mr. Brutsche to the Company's 401(k) plan in fiscal 1997 and 1996, respectively; and $2,805 and $2,805 worth of Common Stock held in the ESOP which was allocated to Mr. Brutsche in fiscal 1997 and 1996, respectively. See "Executive Compensation--Employment Agreements."

(3) Calculated by applying the conversion rate of Japanese yen to U.S. dollars based on the exchange rate in effect at the end of each month during the fiscal years presented.

(4) These amounts were contributed by the Company on behalf of Mr. Akimoto to the Equivalence Plan (as hereinafter defined).

(5) These amounts include $4,000 and $3,756 which were contributed by the Company on behalf of Mr. Bornhorst to the Company's 401(k) plan in fiscal 1997 and 1996, respectively, and $2,618 and $2,618 worth of Common Stock held in the ESOP which was allocated to Mr. Bornhorst in fiscal 1997 and 1996, respectively.

(6) These amounts include $3,750 and $4,231 which were contributed by the Company on behalf of Mr. Powers to the Company's 401(k) plan in fiscal 1997 and 1996, respectively, and $2,618 and $2,618 worth of Common Stock held in the ESOP which was allocated to Mr. Powers in fiscal 1997 and 1996, respectively.

(7) Prior to his departure during fiscal 1998, Mr. Alley served as Executive Vice President--International Operations of Vari-Lite.

(8) These amounts include $4,150 and $3,855 which were contributed by the Company on behalf of Mr. Alley to the Company's 401(k) plan in fiscal 1997 and 1996, respectively, and $2,805 and $2,805 worth of Common Stock held in the ESOP which was allocated to Mr. Alley in fiscal 1997 and 1996, respectively.

EMPLOYMENT AGREEMENT

    As of July 1, 1995, the Company entered into an Employment Agreement (the "Employment Agreement") with H. R. Brutsche III, Chairman of the Board, President and Chief Executive Officer of the Company. The initial term of the Employment Agreement is for five years, with an automatic extension of one year for each completed year of service by Mr. Brutsche thereunder. Pursuant to the Employment Agreement, Mr. Brutsche receives an annual salary of $433,000, subject to annual review by the Compensation Committee, which may increase but not reduce his annual salary, and is eligible to receive an annual bonus, long-term incentive compensation and deferred compensation in accordance with plans established for officers and directors of the Company. Mr. Brutsche is also entitled to receive various life, medical and disability insurance benefits. Mr. Brutsche may be terminated in the event of his death or permanent disability, for cause (as defined in the Employment Agreement) or upon the occurrence of a change of control (as defined in the Employment Agreement). If Mr. Brutsche is terminated because of his death, his estate will receive his salary through the end of the month in which his death occurs plus the prorated portion of any bonus due to him pursuant to the Annual Incentive Plan (as hereinafter defined). If Mr. Brutsche is terminated because of his permanent disability, Mr. Brutsche will continue to receive his base salary through the remainder of the five-year term of the Employment Agreement, less any disability benefits he receives. If Mr. Brutsche is terminated without cause, through an action by the Company that constitutes constructive termination (as defined in the Employment Agreement) or as the result of a change of control, the Company is obligated to continue to pay Mr. Brutsche his base salary in effect at the time of termination through the remainder of the five-year term. In addition to those provided for under the Employment Agreement, Mr. Brutsche is eligible to receive certain other benefits. See "Executive Compensation--Director Compensation."

EMPLOYEE BENEFIT PLANS

    OMNIBUS PLAN. In August 1997, the Company adopted the Vari-Lite International, Inc. 1997 Omnibus Plan (the "Omnibus Plan") to attract and retain qualified employees and non-employee directors. An aggregate of 800,000 shares of Common Stock, subject to adjustment for stock splits, stock dividends and certain other types of reclassifications, has been authorized for issuance upon exercise of options or as bonus stock. In addition, stock appreciation rights ("SARs"), phantom stock, dividend equivalents or restricted or performance awards ("Awards") may be granted under the Omnibus Plan. The Omnibus Committee administers the Omnibus Plan and determines to whom Awards are to be granted and the terms and conditions, including the number of shares and the period of exercisability thereof. Awards may be granted to officers, management, other key employees and to non-employee directors of the Company or any of its present or future subsidiaries as determined by the Omnibus Committee, provided that any options to be granted to non-employee directors who are members of the Omnibus Committee must be granted by the entire Board of Directors of the Company.

    The Omnibus Plan authorizes the grant or issuance of both nonqualified stock options and incentive stock options, with the terms of each such option set forth in separate agreements. The Omnibus Plan requires that the exercise price for each stock option must be not less than 100% of the fair market value of the Common Stock at the time the option is granted. No incentive stock option, however, may be granted to either a non-employee director or to an employee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company unless the option price is at least 110% of the fair market value of the Common Stock at the date of grant. The fair market value of stock options that may be granted to an employee in any calendar year is not limited, but no employee may be granted incentive stock options that first become exercisable during a calendar year to purchase Common Stock with an aggregate fair market value (determined at the time of grant) in excess of $100,000. In addition, no grantee may be granted more than an aggregate of 800,000 shares of Common Stock, subject to adjustment for stock splits, stock dividends and certain other types of reclassifications. SARs may be granted separately or in tandem with the grant of an option. Any performance awards may be denominated or payable in cash, Common Stock, other securities or other Awards and shall confer on the holder thereof the right to receive payments based upon the achievement of such performance goals and for such periods as the Omnibus Committee may establish. Bonus stock may be sold to the grantees at various prices (but not below par value) and made subject to such restrictions as may be determined by the Omnibus Committee. The Omnibus Committee may grant other Awards that provide the grantee with the right to purchase Common Stock or that are valued by reference to the fair market value of the Common Stock including, but not limited to, phantom securities or dividend equivalents.

    The exercise or purchase price for all options, restricted stock and other rights to acquire Common Stock, together with any applicable tax required to be withheld, may be paid in cash or, at the discretion of the Omnibus Committee, with shares of Common Stock owned by the grantee (or issuable upon exercise of the option), execution of a promissory note by the grantee or with other lawful consideration.

    The dates on which options or other Awards first become exercisable and on which they expire will be set forth in individual stock options or other agreements setting forth the terms of the Awards. Such agreements may provide that options and other awards expire upon termination of the grantee's status as an employee or director or for any other reason and may provide that such options continue to be exercisable following the grantee's death or disability by the grantee's estate or by the person who acquired the right to exercise the option by bequest or inheritance, or by the grantee or his representative in the event of the grantee's disability, provided the option is exercised prior to the earlier of the date of its expiration or six months after the date of the grantee's death or disability. In the event of a change of control (as defined in the Omnibus Plan) of the Company, all Awards that have not expired will become fully and immediately vested and exercisable and may be exercised for the remaining term of such Awards.

    No Award may be assigned or transferred by the grantee, except by will or the laws of intestate succession, although shares of Common Stock issued under the Omnibus Plan may be transferred if all applicable restrictions have lapsed.

    Amendments of the Omnibus Plan to change the class of persons eligible to be granted awards or increase the number of shares as to which options or bonus stock may be granted (except for adjustments resulting from stock splits and the like) require the approval of the Company's stockholders. In all other respects the Omnibus Plan can be amended, modified, suspended or terminated by the Omnibus Committee, unless such action would otherwise require stockholder approval as a matter of applicable law, regulation or rule. Amendments of the Omnibus Plan may not, without the consent of the grantee, affect such grantee's rights under an Award previously granted, unless the Award itself otherwise expressly so provides. The Omnibus Plan terminates 10 years from the date of its adoption by the Company's Board of Directors.

    On October 16, 1997, options to purchase 552,400 shares of Common Stock were granted, with an exercise price of $12.00 to $13.20 per share, to directors, officers, employees and Named Executive Officers of the Company, including options to purchase 75,000, 15,000, 20,000, 25,000, 25,000, 12,000, 12,000,
10,000, 4,800 and 4,800 shares of Common Stock granted to Messrs. Brutsche, Akimoto, Alley, Bornhorst, Powers, Clark, Maxson, Smith, Prothro and Rettberg, respectively. Subsequent to October 16, 1997, the Company granted additional options to purchase 11,600 shares of Common Stock with an exercise price of $11.88 per share to certain other employees of the Company.

    ESOP. The Company adopted the Vari-Lite International, Inc. Employees' Stock Ownership Plan (the "ESOP"), effective as of January 1, 1995, for the benefit of its employees and the employees of its participating subsidiaries (the Company and its participating subsidiaries are referred to herein as the "Employers") who are at least 21 years of age, have completed at least one "year of service" (as defined in the ESOP) and are actively contributing to the Company's 401(k) plan. The ESOP is intended to be an eligible individual account stock bonus plan that qualifies under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and, subject to certain maximum provisions, allocates the Employers' discretionary contributions to each participating employee according to the ratio of such employee's total compensation to the aggregate amount of compensation received by all participants in the ESOP. The term "compensation" includes base salary paid during a plan year and cafeteria deferrals under Section 125 of the Code, but does not include reimbursements or other expenses, allowances, fringe benefits (cash or non-cash), moving expenses, deferred compensation, welfare benefits, bonuses, overtime pay or amounts deferred under a salary deferral arrangement under Section 401(k) of the Code.

    The Company intends, but is not required, to make annual contributions to the ESOP in the form of nonelective contributions and qualified matching contributions (as each is defined in the ESOP) consisting of shares of Common Stock, cash or a combination thereof. The ESOP provides for full distributions of employee account balances for normal and late retirements, disability and death and distributions of vested portions of employee accounts upon a separation of service (as defined in the ESOP). Generally, a participant's benefits under the ESOP will become vested 20% per year commencing upon completion of three years of service and be fully vested upon completion of seven years of service.

    The assets of the ESOP are held by Overton Bank and Trust, N.A., as trustee of The Vari-Lite International, Inc. Employees' Stock Ownership Trust, which Trust is intended to be exempt from taxation under Section 501(a) of the Code. The Company acts as Plan Administrator of the ESOP.

    EQUIVALENCE PLAN. The Company adopted The Vari-Lite International, Inc. Employees' Stock Equivalence Plan (the "Equivalence Plan"), effective as of January 1, 1995, for the benefit of certain employees of subsidiaries of the Company domiciled outside of the United States who are at least 21 years of age and have completed at least one "year of service" (as defined in the Equivalence
Plan). The Equivalence Plan is intended to be a nonqualified employee retirement plan known as a phantom stock plan under United States tax laws. Employees participating in the Equivalence Plan are eligible to receive stock equivalence units ("Units") credited to their accounts along with the contractual right to receive the cash value of such Units in the future. No shares of stock will be distributed under the Equivalence Plan. The value of each Unit is equal to the fair market value of one share of Common Stock on the date such Unit is credited to a participant's account. Upon conversion of the Units in accordance with the terms of the Equivalence Plan, participants shall be entitled to receive, for each Unit converted, an amount equal to the fair market value of one share of Common Stock on the date of conversion. A holder of Units shall not have any dividend or voting rights or any other rights as a stockholder of the Company, unless otherwise provided by the Board of Directors of the Company.

    The number of Units awarded under the Equivalence Plan, if any, will be determined each year by the Compensation Committee. The Company's awards of Units under the Equivalence Plan shall be made, subject to certain maximum provisions, according to the ratio of each eligible employee's total compensation to the amount of total compensation received by all participants in the Equivalence Plan. The Equivalence Plan provides for full distributions of employee account balances upon the retirement, disability or death of an employee and distributions of vested percentages of employee accounts upon termination of employment for any other reason. Generally, a participant's benefits under the Equivalence Plan will fully vest upon his or her completion of seven years of service.

    The Company established an irrevocable grantor trust within the meaning of the Code (commonly referred to as a rabbi trust) to provide funding for benefit payments from the Equivalence Plan. Although the employers' contributions to the rabbi trust are generally irrevocable, the assets placed in the trust must remain subject to the claims of the employers' creditors. The rabbi trust provides the participants in the Equivalence Plan with additional security that they will receive benefits in the event of a change in the management of the Company.

    The assets of the Equivalence Plan are held by Bank of Butterfield International (Cayman) Ltd., as trustee of The Vari-Lite International, Inc. Equivalence Plan Trust, and the Company acts as Plan Administrator.

    ANNUAL INCENTIVE PLAN. On June 13, 1995, the Company adopted the Vari-Lite International, Inc. Annual Incentive Plan (the "Annual Incentive Plan"), effective October 1, 1994, to provide annual bonuses to eligible employees. The Annual Incentive Plan has been amended and restated effective October 1, 1997. Any full-time employee who is employed by the Company or one of its subsidiaries (approved by the Omnibus Committee) on March 31 of a year shall be considered an eligible employee for that year. For purposes of the Annual Incentive Plan, an employee is considered a full-time employee (i) if he is scheduled to work a minimum of 30 hours per week throughout the year and (ii) in the case of an individual who is an employee of the Company or a United States subsidiary of the Company, he is entitled to coverage under the Showco/Vari-Lite Welfare Benefit Plan. Bonus amounts for a year may be granted based on predetermined targets ("formula derived awards") or in the discretion of the Omnibus Committee ("discretionary awards"), or a combination of both. The targets for each year are established by the Omnibus Committee and may be based solely on the Company's attaining its operating income goal for that year (as established by the Omnibus Committee) or may be based in part on the level of attainment by the Company of that operating income goal and in part on the level of attainment of performance measures established by the Omnibus Committee for that year based on subsidiary, department, team or individual performance, or a combination thereof as determined by the Omnibus Committee. The relative weight placed on each performance measure by the Omnibus Committee may vary for each eligible employee based on his position with the Company, or its subsidiaries, departments or teams. Each year each eligible employee shall have the opportunity to earn a specified percentage of his base salary (excluding any bonus, commission or overtime) for that year as a formula derived award. The range of percentage of base salary that a participant may earn as a formula derived award is specified in the Annual Incentive Plan and is determined by each eligible employee's level of responsibility and potential impact on the Company's performance. With respect to years that commenced prior to October 1, 1997, no eligible employee shall be deemed to have earned a formula derived award for a year unless the Company attains the threshold level (specified in the Annual Incentive Plan) of operating income established for that year. Discretionary awards are not limited.

    The Company shall make payment of all bonus amounts for a year, if any, to each eligible employee in cash no later than 90 days after the end of that year (the "Payout Date"). Unless an eligible employee's full-time employment terminates due to death, total disability or retirement at or after age 65, the employee must be employed by the Company or one of its subsidiaries as a full-time employee on the Payout Date for a year to be entitled to receive payment of his bonus, if any, for that year. If an eligible employee becomes eligible after the first day of the year or dies, retires at or after age 65 or becomes totally disabled during the year, after being employed by the Company for at least six months during that year, the bonus amount, if any, payable to him for that year shall be prorated to reflect the actual length of his service with the Company and its subsidiaries during that year.

DIRECTOR COMPENSATION

    Each director who is not an employee of the Company or any of its subsidiaries is paid an annual fee of $20,000, plus $1,000 for each meeting of the Board of Directors or a Committee of the Board of Directors attended. The Company also pays all transportation and lodging costs for directors to attend meetings of the Board of Directors and its Committees. Each of Messrs. Clark, Maxson and Smith also receives $10,000 annually plus $250 per meeting for serving as a director of Vari-Lite, $5,000 annually plus $62.50 per meeting for serving as a director of VLEH, $4,000 annually plus $125 per meeting for serving as a director of Showco, $4,000 annually plus $62.50 per meeting for serving as a director of each of Vari-Lite Europe and Theatre Projects, $3,000 annually plus $125 per meeting for serving as a director of each of Vari-Lite Asia, Ignition and Irideon and $3,000 annually plus $62.50 per meeting for serving as a director of Brilliant Stages.

    As of July 1, 1995, the Company entered into a Deferred Compensation Agreement ("Deferred Compensation Agreement") with each of Messrs. Brutsche, Clark, Maxson and Smith pursuant to which each of them receives $167,000 annually for six years, payable monthly. Also, as of March 31, 1994, the Company, Vari-Lite and Showco entered into Compensation Continuation Agreements with each of Messrs. Brutsche, Clark and Maxson pursuant to which the Company, Vari-Lite and Showco each agreed to continue paying for 60 days after the death of any such individual the cash compensation that the deceased was receiving from the companies at the time of his death.

    Each of Messrs. Clark, Maxson and Smith (each a "Consultant") also has entered into a Consulting Agreement with the Company, dated as of July 1, 1995, providing that the Consultant will be available to provide consulting services to the Company in consideration for the Company's payment to the Consultant of an annual consulting fee. Pursuant to their Consulting Agreements, Messrs. Clark and Maxson each receives an annual consulting fee of $100,000, payable monthly, and Mr. Smith receives an annual consulting fee of $20,000, payable monthly. Each Consulting Agreement has an initial term of three years with an automatic extension of one year for each completed year of service by the Consultant thereunder and may be terminated in the event of death, upon permanent disability, for cause (as defined in the Consulting Agreement) or upon the occurrence of a change of control (as defined in the Consulting Agreement). If a Consulting Agreement is terminated without cause, because of permanent disability or through an action by the Company that constitutes constructive termination, or as a result of a change of control, the Consultant will receive the full consulting fee he would have received through the remainder of the three-year term.

    In addition, each of Messrs. Brutsche, Clark and Maxson is eligible to receive benefits under one or more life insurance policies (collectively "Policies" and individually "Policy") pursuant to split-dollar agreements (the "Split-Dollar Agreements") with the Company. The Split-Dollar Agreements each provides for sharing the costs and benefits of the Policy between the Company and Mr. Brutsche, Mr. Clark or Mr. Maxson, as the case may be. The Company pays the entire premium on each Policy to the insurer. An irrevocable trust created or an individual designated by Mr. Brutsche, Mr. Clark or Mr. Maxson, as the case may be, who is the owner of the Policy (the "Owner") reimburses the Company for the portion of the premium attributable to the death benefit protection of each Policy (the "P.S. 58 Cost"). The Company pays the amount of the P.S. 58 Cost to Mr. Brutsche, Mr. Clark or Mr. Maxson, as the case may be, as additional compensation and such person then gifts such amount to the Owner to use to reimburse the Company. Except under certain circumstances, upon the termination of each Split-Dollar Agreement, the Company will be reimbursed for the premiums it has paid under the Policy that is subject to such Split-Dollar Agreement. All of the Split-Dollar Agreements utilize the collateral assignment method to secure the Company's right to repayment of the premiums it has paid under the Policies. Under this method, the Owner owns the Policy, and a collateral assignment (establishing the Company's right to such premium reimbursement from the cash surrender value or death benefits payable under the Policies) is filed with the insurer. The Owner has the right to designate the beneficiaries of the Policies and may borrow and make withdrawals from the cash surrender value, to the extent such cash surrender value exceeds the amount of premiums owed to the Company. The Owner may cancel or surrender the Policies at any time, subject to any applicable obligation to repay the premiums paid by the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the fiscal year ended September 30, 1997, the Compensation Committee of the Board of Directors of the Company consisted of Messrs. Smith, Prothro and Rettberg. Each of Messrs. Prothro and Rettberg is an independent director.

    Mr. Smith has entered into a Consulting Agreement with the Company, dated as of July 1, 1995, providing that Mr. Smith will be available to provide consulting services to the Company in consideration for the Company's payment to Mr. Smith of an annual consulting fee of $20,000, payable monthly. The Consulting Agreement has an initial term of three years with an automatic extension of one year for each completed year of service by Mr. Smith thereunder and may be terminated in the event of death, upon permanent disability, for cause (as defined in the Consulting Agreement) or upon the occurrence of a change of control (as defined in the Consulting Agreement). If the Consulting Agreement is terminated without cause, because of permanent disability or through an action by the Company that constitutes constructive termination, or as a result of a change of control, Mr. Smith will receive the full consulting fee he would have received through the remainder of the three-year term.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information concerning the beneficial ownership of Common Stock, as of December 18, 1997, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock,
(b) each director of the Company, (c) each Named Executive Officer and (d) all executive officers and directors as a group. The Company believes that each of such stockholders has the sole voting and dispositive power over the shares held by such stockholder except as otherwise indicated.

                                                                            SHARES OWNED
                                                                       -----------------------
NAME                                                                     NUMBER    PERCENTAGE
---------------------------------------------------------------------  ----------  -----------
H. R. Brutsche III(1)................................................     712,358         9.1%
James H. Clark, Jr.(2)(3)............................................     614,968         7.9
John D. Maxson(2)(4).................................................     700,840         9.0
C. Vincent Prothro...................................................       5,000           *
John R. Rettberg.....................................................          --          --
J. Anthony Smith(5)..................................................     758,944         9.7
Anthony G. Banks(5)..................................................     758,936         9.7
Philip D.C. Collins(5)...............................................     758,940         9.7
Michael J.C.C. Rutherford(5).........................................     758,936         9.7
Alice Spradley(6)....................................................     428,926         5.5
Keizo Akimoto........................................................       1,000           *
James M. Bornhorst(7)................................................     221,636         2.8
T. Clay Powers(8)....................................................      10,740           *
David W. Alley(9)....................................................      36,471           *
All officers and directors as a group (17 persons)(10)...............   3,138,452        40.2

------------------------

*   less than one percent

(1) Includes 45,164 shares held by Brutsche Family Trust, a trust of which Brown Brothers Harriman & Co. ("BBH") serves as trustee, 810 shares held by the ESOP for the benefit of Mr. Brutsche and 8,333 shares issuable upon exercise of stock options exercisable within 60 days. Mr. Brutsche disclaims beneficial ownership of the shares held by Brutsche Family Trust. Mr. Brutsche's address is 201 Regal Row, Dallas, Texas 75247.

(2) The address of Messrs. Clark and Maxson is 8117 Preston Road, Suite 220, Dallas, Texas 75225.

(3) Includes 587,389 shares held by Clark Partnership, Ltd., a limited partnership of which Mr. Clark is the managing general partner, and 3,764 shares held by Mr. Clark's wife. Mr. Clark disclaims beneficial ownership of the shares owned by his wife.

(4) Includes 50,731 shares held by Peggy Maxson 1996 Irrevocable Trust, a trust of which BBH serves as trustee. Mr. Maxson disclaims beneficial ownership of such shares.

(5) The shares beneficially owned by Messrs. Banks, Collins, Rutherford and Smith include 392,584 shares, 392,584 shares, 392,584 shares and 392,588 shares held by Walbrook Trustees (Jersey) Ltd., Re: G45 ("G45"), Walbrook Trustees (Jersey) Ltd., Re: G46 ("G46"), Walbrook Trustees (Jersey) Ltd.,
    Re: G47 ("G47") and Walbrook Trustees (Jersey) Ltd., Re: G48 ("G48"), respectively. G45, G46, G47 and G48 are the stockholders of Ashtray Music Ltd., a United Kingdom limited company. The 292,059 shares held by Ashtray Music Ltd. are included in the shares owned beneficially by each of Messrs. Banks, Collins, Rutherford and Smith. Except for 74,293 shares, 74,297 shares, 74,293 shares and 74,297 shares, which are owned by Messrs. Banks, Collins, Rutherford and Smith, respectively, Messrs. Banks, Collins, Rutherford and Smith disclaim beneficial ownership of all such shares.

(6) Includes 56,192 shares held by The Walter & Alice Spradley Family Trust, 176,767 shares held by The Walter & Alice Spradley Living Trust--Marital Trust #1, 56,192 shares held by The Walter & Alice Spradley Living Trust--Marital Trust #2A and 139,775 shares held by The Walter & Alice Spradley Living Trust--Marital Trust #2b,lead=4. Alice Spradley is the trustee of all of such trusts. Mrs. Spradley's address is 3131 McKinney Avenue, Suite 490, Dallas, Texas 75204.

(7) Includes 693 shares held by the ESOP for the benefit of Mr. Bornhorst.

(8) Includes 650 shares held by the ESOP for the benefit of Mr. Powers.

(9) Prior to his departure in fiscal 1998, Mr. Alley served as Executive Vice President--International Operations of Vari-Lite. Includes 810 shares held by the ESOP for the benefit of Mr. Alley.

(10) Includes 5,102 shares held by the ESOP for the benefit of some of such persons and 8,333 shares issuable upon exercise of stock options exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During fiscal 1997, Philip D.C. Collins, who beneficially owns more than five percent of the Common Stock of the Company, paid the Company, $2.6 million for the rental of automated lighting products and other services for use in his concert tours. Hit & Run Music Limited, a corporation owned by J. Anthony Smith, manages Mr. Collins. The Company believes that the terms of the above transactions were at least as favorable to the Company as those which could have been obtained in an arm's length transaction with an unaffiliated third party.

    In addition, certain directors of the Company receive deferred compensation and consulting payments. See "Executive Compensation--Director Compensation."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Financial Statements

        The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

   None

(c) Exhibits

       3.1         --  Certificate of Incorporation of the Company (incorporated by reference to
                        Exhibit 3.1 to the Company's Registration Statement on Form S-1 No.
                        333-33559)
       3.2         --  By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the
                        Company's Registration Statement on Form S-1 No. 333-33559)
       4.1         --  Form of certificate representing shares of the Company's Common Stock
                        (incorporated by reference to Exhibit 4.1 to the Company's Registration
                        Statement on Form S-1 No. 333-33559)
       4.2         --  Warrant Agreement, dated as of July 31, 1996, among the Company, Brown
                        Brothers Harriman & Co., NBD Bank, SunTrust Bank, Atlanta (formerly known as
                        Trust Company Bank) and Comerica Bank--Texas (incorporated by reference to
                        Exhibit 4.2 to the Company's Registration Statement on Form S-1 No.
                        333-33559)
      10.1         --  Employment Agreement, dated as of July 1, 1995, between the Company and H.R.
                        Brutsche III (incorporated by reference to Exhibit 10.1 to the Company's
                        Registration Statement on Form S-1 No. 333-33559)
      10.2         --  Amendment No. 1, dated as of August 11, 1997, to the Employment Agreement, dated as of July 1, 1995, between the Company and H.R. Brutsche III
                        (incorporated by reference to Exhibit 10.2 to the Company's Registration
                        Statement on Form S-1 No. 333-33559)
      10.3         --  Consulting Agreement, dated as of July 1, 1995, between the Company and J.
                        Anthony Smith (incorporated by reference to Exhibit 10.3 to the Company's
                        Registration Statement on Form S-1 No. 333-33559)
      10.4         --  Consulting Agreement, dated as of July 1, 1995, between the Company and John
                        D. Maxson (incorporated by reference to Exhibit 10.4 to the Company's
                        Registration Statement on Form S-1 No. 333-33559)
      10.5         --  Amendment No. 1, dated as of August 11, 1997, to the Consulting Agreement, dated as of July 1, 1995, between the Company and John D. Maxson
                        (incorporated by reference to Exhibit 10.5 to the Company's Registration
                        Statement on Form S-1 No. 333-33559)
      10.6         --  Consulting Agreement, dated as of July 1, 1995, between the Company and James
                        H. Clark, Jr. (incorporated by reference to Exhibit 10.6 to the Company's
                        Registration Statement on Form S-1 No. 333-33559)
      10.7         --  Deferred Compensation Agreement, dated as of July 1, 1995, between the
                        Company and H. R. Brutsche III (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 No. 333-33559)
      10.8         --  Deferred Compensation Agreement, dated as of July 1, 1995, between the
                        Company and John D. Maxson (incorporated by reference to Exhibit 10.8 to the
                        Company's Registration Statement on Form S-1 No. 333-33559)
      10.9         --  Deferred Compensation Agreement, dated as of July 1, 1995, between the
                        Company and James H. Clark, Jr. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 No. 333-33559)
     10.10         --  Deferred Compensation Agreement, dated as of July 1, 1995, between the
                        Company and J. Anthony Smith (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 No. 333-33559)

     10.11         --  Compensation Continuation Agreement, dated as of March 31, 1994, among the
                        Company, Vari-Lite, Inc., Showco, Inc. and H. R. Brutsche III (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on
                        Form S-1 No. 333-33559)
     10.12         --  Compensation Continuation Agreement, dated as of March 31, 1994, among the
                        Company, Vari-Lite, Inc., Showco, Inc. and John D. Maxson (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form
                        S-1 No. 333-33559)
     10.13         --  Compensation Continuation Agreement, dated as of March 31, 1994, among the
                        Company, Vari-Lite, Inc., Showco, Inc. and James H. Clark, Jr. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on
                        Form S-1 No. 333-33559)
     10.14         --  Statement and Terms of Employment, dated as of April 1, 1994, between
                        Vari-Lite Europe Ltd. and Brian L. Croft (incorporated by reference to
                        Exhibit 10.14 to the Company's Registration Statement on Form S-1 No.
                        333-33559)
     10.15         --  Split-Dollar Agreement, dated as of October 12, 1995, among the Company,
                        Brown Brothers Harriman Trust Company of Texas, trustee of the H.R. Brutsche
                        III Insurance Trust, and H. R. Brutsche III (incorporated by reference to
                        Exhibit 10.15 to the Company's Registration Statement on Form S-1 No.
                        333-33559)
     10.16         --  Amended and Restated Split-Dollar Agreement, dated as of October 12, 1995, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the H.R. Brutsche III Insurance Trust, and H. R. Brutsche III
                        (incorporated by reference to Exhibit 10.16 to the Company's Registration
                        Statement on Form S-1 No. 333-33559)
     10.17         --  Amended and Restated Split-Dollar Agreement, dated as of October 12, 1997, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the John D. Maxson 1995 Irrevocable Trust, and John D. Maxson
                        (incorporated by reference to Exhibit 10.17 to the Company's Registration
                        Statement on Form S-1 No. 333-33559)
     10.18         --  Split-Dollar Life Insurance Agreement, dated as of October 12, 1995, among the Company, James Howard Cullum Clark and James H. Clark, Jr. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on
                        Form S-1 No. 333-33559)
     10.19         --  Amended and Restated Split-Dollar Agreement, dated as of October 12, 1995, between the Company, James Howard Cullum Clark and James H. Clark, Jr.
                        (incorporated by reference to Exhibit 10.19 to the Company's Registration
                        Statement on Form S-1 No. 333-33559)
     10.20         --  Vari-Lite International, Inc. 1997 Omnibus Plan (including forms of Incentive
                        Stock Option Agreement and Nonqualified Stock Option Agreement)
                        (incorporated by reference to Exhibit 10.20 to the Company's Registration
                        Statement on Form S-1 No. 333-33559)
     10.21         --  Vari-Lite International, Inc. Employees' Stock Ownership Plan (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on
                        Form S-1 No. 333-33559)
     10.22         --  Vari-Lite International, Inc. Employees' Stock Equivalence Plan (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on
                        Form S-1 No. 333-33559)
     10.23         --  Vari-Lite International, Inc. Annual Incentive Plan (as amended and restated)
                        (incorporated by reference to Exhibit 10.23 to the Company's Registration
                        Statement on Form S-1 No. 333-33559)

     10.24         --  Employment Agreement, dated as of August 28, 1995, by and between the Company and James E. Kinnu (incorporated by reference to Exhibit 10.34 to the
                        Company's Registration Statement on Form S-1 No. 333-33559)
     10.25         --  Severance Agreement, dated as of September 30, 1996, by and between the
                        Company and James E. Kinnu (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 No. 333-33559)
     10.26         --  Ground Lease, dated as of December 21, 1995, among Brazos Beltline
                        Development, Inc. and Vari-Lite, Inc., Showco, Inc., IGNITION! Creative
                        Services, Inc., Concert Production Lighting, Inc. and Irideon, Inc.
                        (incorporated by reference to Exhibit 10.36 to the Company's Registration
                        Statement on Form S-1 No. 333-33559)
     10.27         --  Guaranty, dated as of December 21, 1995, by the Company (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form
                        S-1 No. 333-33559)
     10.28         --  Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on
                        Form S-1 No. 333-33559)
     10.29         --  Agreement and Plan of Merger, dated as of August 27, 1997, between the
                        Company and Vari-Lite Texas (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 No. 333-33559)
     10.30         --  International Swap Dealers Association, Inc. Master Agreement, dated as of
                        November 23, 1993, between the Company and Brown Brothers, Harriman & Co.
                        (along with confirmation of Interest Rate Swap Transaction) (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form
                        S-1 No. 333-33559)
     10.31         --  International Swap Dealers Association, Inc. Master Agreement, dated as of
                        September 13, 1996, between Vari-Lite, Inc. and SunTrust Bank, Atlanta
                        (along with confirmations of Interest Rate Transactions) (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form
                        S-1 No. 333-33559)
    *10.32         --  Multicurrency Credit Agreement, dated as of December 19, 1997, among the
                        Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder
     *11.1         --  Statements re computation of per share earnings.
      21.1         --  List of Company's Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 No. 333-33559)
     *27.1         --  Financial Data Schedule

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas and State of Texas on the 24th day of December, 1997.

                                VARI-LITE INTERNATIONAL, INC.

                                By:            /s/ H.R. BRUTSCHE, III
                                     -----------------------------------------
                                                 H.R. Brutsche, III
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 24th day of December, 1997.

             NAME                         TITLE
------------------------------  --------------------------
                                Vice President--Finance,
    /s/ MICHAEL P. HERMAN         Chief Financial Officer
------------------------------    and Secretary (Principal
      Michael P. Herman           Financial and Accounting
                                  Officer) Inc.

   /s/ JAMES H. CLARK, JR.
------------------------------  Director
     James H. Clark, Jr.

      /s/ JOHN D. MAXSON
------------------------------  Director
        John D. Maxson

    /s/ C. VINCENT PROTHRO
------------------------------  Director
      C. Vincent Prothro

     /s/ JOHN R. RETTBERG
------------------------------  Director
       John R. Rettberg

     /s/ J. ANTHONY SMITH
------------------------------  Director
       J. Anthony Smith

                         INDEX TO FINANCIAL STATEMENTS
                      CONSOLIDATED FINANCIAL STATEMENTS OF
                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

Independent Auditors' Report..........................................................        F-2

Consolidated Balance Sheets as of September 30, 1996 and 1997.........................        F-3

Consolidated Statements of Income for the Years Ended September 30, 1995, 1996 and
  1997................................................................................        F-4

Consolidated Statements of Stockholders' Equity for the Years Ended September 30,
  1995, 1996 and 1997.................................................................        F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 1995, 1996 and
  1997................................................................................        F-6

Notes to Consolidated Financial Statements............................................        F-7

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Vari-Lite International, Inc.
Dallas, Texas

    We have audited the accompanying consolidated balance sheets of Vari-Lite International, Inc. and subsidiaries (herein referred to as "the Company") as of September 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
November 7, 1997 (December 19, 1997, as to the fifth paragraph of Note E)

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS

                                                                                               1996        1997
                                                                                            ----------  ----------
CURRENT ASSETS:
  Cash....................................................................................  $    2,633  $    1,862
  Receivables, less allowance for doubtful accounts of $348 and $450......................      12,078      14,445
  Inventory...............................................................................       2,395       4,050
  Prepaid expense and other current assets................................................         816       2,536
                                                                                            ----------  ----------
    TOTAL CURRENT ASSETS..................................................................      17,922      22,893
EQUIPMENT AND OTHER PROPERTY:
  Lighting and sound equipment............................................................      87,932     102,487
  Machinery and tools.....................................................................       2,179       2,929
  Furniture and fixtures..................................................................       3,728       3,945
  Office and computer equipment...........................................................       7,593       9,189
  Work in progress and raw materials inventory............................................       3,259       5,343
                                                                                            ----------  ----------
                                                                                               104,691     123,893
    Less accumulated depreciation and amortization........................................      47,982      55,248
                                                                                            ----------  ----------
                                                                                                56,709      68,645
OTHER ASSETS..............................................................................       3,950       5,166
                                                                                            ----------  ----------
    TOTAL ASSETS..........................................................................  $   78,581  $   96,704
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses...................................................  $    8,596  $   12,086
  Unearned revenue........................................................................       2,195       2,992
  Income taxes payable....................................................................         350         820
  Current portion of long-term obligations................................................       7,427       7,824
                                                                                            ----------  ----------
    TOTAL CURRENT LIABILITIES.............................................................      18,568      23,722
LONG-TERM OBLIGATIONS.....................................................................      29,922      38,418
DEFERRED INCOME TAXES.....................................................................       5,553       7,023
                                                                                            ----------  ----------
    TOTAL LIABILITIES.....................................................................      54,043      69,163
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares
    outstanding)..........................................................................      --          --
  Common Stock, $0.10 par value (40,000,000 shares authorized; 5,822,675 and 5,800,003
    shares outstanding)...................................................................         583         585
  Treasury Stock..........................................................................         (28)       (186)
  Additional paid-in capital..............................................................       3,096       3,344
  Stockholder notes receivable............................................................        (353)       (176)
  Stock purchase warrants.................................................................         600         600
  Cumulative foreign currency translation adjustment......................................         905         361
  Retained earnings.......................................................................      19,735      23,013
                                                                                            ----------  ----------
    TOTAL STOCKHOLDERS' EQUITY............................................................      24,538      27,541
                                                                                            ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................  $   78,581  $   96,704
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                1995        1996        1997
                                                                             ----------  ----------  ----------
Rental revenues............................................................  $   65,864  $   65,741  $   75,529
Product sales and services revenues........................................       9,046      11,397      15,129
                                                                             ----------  ----------  ----------
  TOTAL REVENUES...........................................................      74,910      77,138      90,658
Rental cost................................................................      26,288      26,425      29,371
Product sales and services cost............................................       6,637       7,783      10,676
                                                                             ----------  ----------  ----------
  TOTAL COST OF SALES......................................................      32,925      34,208      40,047
                                                                             ----------  ----------  ----------
  GROSS PROFIT.............................................................      41,985      42,930      50,611
Selling, general and administrative expense................................      28,163      30,077      32,983
Research and development expense...........................................       3,283       4,404       6,657
                                                                             ----------  ----------  ----------
  TOTAL OPERATING EXPENSES.................................................      31,446      34,481      39,640
                                                                             ----------  ----------  ----------
OPERATING INCOME...........................................................      10,539       8,449      10,971
Interest expense (net).....................................................       2,788       3,092       3,726
                                                                             ----------  ----------  ----------
INCOME BEFORE INCOME TAXES.................................................       7,751       5,357       7,245
Income taxes...............................................................       3,037       2,238       2,916
                                                                             ----------  ----------  ----------
NET INCOME.................................................................  $    4,714  $    3,119  $    4,329
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
WEIGHTED AVERAGE SHARES OUTSTANDING........................................   5,814,014   5,911,983   5,818,799
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
NET INCOME PER SHARE.......................................................  $     0.81  $     0.53  $     0.74
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                PREFERRED STOCK           COMMON STOCK           TREASURY STOCK      ADDITIONAL
                                             ----------------------  ----------------------  ----------------------    PAID-IN
                                              SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL
                                             ---------  -----------  ---------  -----------  ---------  -----------  -----------
BALANCE, OCTOBER 1, 1994...................     --       $  --       5,691,304   $     569      --       $  --        $   2,029
Dividends declared.........................
Shares issued..............................                             90,328           9                                  322
Payments on stockholder notes receivable...
Issuance of stock to the ESOP and ESEP.....                             32,055           3                                  492
Net effect of translation adjustment.......
Adjust warrant valuation allowance.........
Net income.................................
                                             ---------  -----------  ---------       -----   ---------       -----   -----------
BALANCE, SEPTEMBER 30, 1995................     --          --       5,813,687         581      --          --            2,843
Dividends declared.........................
Purchase of treasury stock.................                                                     (7,527)        (28)
Purchases of stock warrants................
Issuance of stock warrants.................
Payments on stockholder notes receivable...
Issuance of stock to the ESOP and ESEP.....                             16,515           2                                  253
Net effect of translation adjustment.......
Net income.................................
                                             ---------  -----------  ---------       -----   ---------       -----   -----------

BALANCE, SEPTEMBER 30, 1996................     --          --       5,830,202         583      (7,527)        (28)       3,096
Dividends declared.........................
Purchase of treasury stock.................                                                    (37,637)       (158)
Payments on stockholder notes receivable...
Issuance of stock to the ESOP and ESEP.....                             14,965           2                                  248
Net effect of translation adjustment.......
Net income.................................
                                             ---------  -----------  ---------       -----   ---------       -----   -----------

BALANCE, SEPTEMBER 30, 1997................              $           5,845,167   $     585     (45,164)  $    (186)   $   3,344
                                             ---------  -----------  ---------       -----   ---------       -----   -----------
                                             ---------  -----------  ---------       -----   ---------       -----   -----------

                                        See notes to consolidated financial statements.

                                                                          CUMULATIVE
                                                STOCK-                      FOREIGN
                                                HOLDER         STOCK       CURRENCY
                                                 NOTES       PURCHASE     TRANSLATION    RETAINED
                                              RECEIVABLE     WARRANTS     ADJUSTMENT     EARNINGS      TOTAL
                                             -------------  -----------  -------------  -----------  ---------
BALANCE, OCTOBER 1, 1994...................    $     (99)    $     547     $     718     $  12,867   $  16,631
Dividends declared.........................                                                   (604)       (604)
Shares issued..............................         (323)                                                    8
Payments on stockholder notes receivable...           23                                                    23
Issuance of stock to the ESOP and ESEP.....                                                                495
Net effect of translation adjustment.......                                       62                        62
Adjust warrant valuation allowance.........                        116                        (116)     --
Net income.................................                                                  4,714       4,714
                                                   -----         -----         -----    -----------  ---------
BALANCE, SEPTEMBER 30, 1995................         (399)          663           780        16,861      21,329
Dividends declared.........................                                                   (648)       (648)
Purchase of treasury stock.................                                                                (28)
Purchases of stock warrants................                       (663)                        403        (260)
Issuance of stock warrants.................                        600                                     600
Payments on stockholder notes receivable...           46                                                    46
Issuance of stock to the ESOP and ESEP.....                                                                255
Net effect of translation adjustment.......                                      125                       125
Net income.................................                                                  3,119       3,119
                                                   -----         -----         -----    -----------  ---------
BALANCE, SEPTEMBER 30, 1996................         (353)          600           905        19,735      24,538
Dividends declared.........................                                                 (1,051)     (1,051)
Purchase of treasury stock.................                                                               (158)
Payments on stockholder notes receivable...          177                                                   177
Issuance of stock to the ESOP and ESEP.....                                                                250
Net effect of translation adjustment.......                                     (544)                     (544)
Net income.................................                                                  4,329       4,329
                                                   -----         -----         -----    -----------  ---------
BALANCE, SEPTEMBER 30, 1997................    $    (176)    $     600     $     361     $  23,013   $  27,541
                                                   -----         -----         -----    -----------  ---------
                                                   -----         -----         -----    -----------  ---------
                                        See

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                                   1995       1996       1997
                                                                                 ---------  ---------  ---------
Cash flows from operating activities:
  Net income...................................................................  $   4,714  $   3,119  $   4,329
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................................      8,436      9,869     11,459
    Amortization of note discount and deferred loan fees.......................        186        199        346
    Provision for doubtful accounts............................................        334        348        134
    Deferred income taxes......................................................        702      1,127      1,470
    Loss (gain) on sale of equipment and other property........................        (15)        42       (171)
    Cost of rental equipment rented under sales-type leases....................        353        606      1,792
    Provisions for ESOP and ESEP contributions.................................        750        250        250
    Net change in assets and liabilities:
      Accounts receivable......................................................     (2,896)    (3,396)    (2,500)
      Prepaid expenses.........................................................        (15)     1,060     (1,720)
      Inventory................................................................     (1,031)      (382)    (1,655)
      Other assets.............................................................       (370)    (2,616)    (1,462)
      Accounts payable, accrued liabilities and income taxes payable...........      3,079     (2,726)     3,960
      Unearned revenue.........................................................        286      1,031        797
                                                                                 ---------  ---------  ---------
      Net cash provided by operating activities................................     14,513      8,531     17,029
Cash flows from investing activities:
  Capital expenditures, including rental equipment.............................    (20,748)   (12,587)   (25,004)
  Proceeds from sale of equipment..............................................        107        155        141
                                                                                 ---------  ---------  ---------
      Net cash used in investing activities....................................    (20,641)   (12,432)   (24,863)
Cash flows from financing activities:
  Proceeds from issuance of debt...............................................     10,998     28,204     21,997
  Principal payments on debt...................................................     (3,926)   (24,601)   (12,189)
  Proceeds from issuance of distributor advances...............................      2,168      1,745      1,237
  Principal payments on distributor advances...................................     (1,362)    (1,894)    (1,667)
  Proceeds from payments on stockholder notes receivable.......................         33         46        177
  Purchase of treasury stock...................................................     --            (28)      (158)
  Purchase of stock warrant....................................................     --           (260)    --
  Dividends paid...............................................................       (604)      (648)    (1,051)
                                                                                 ---------  ---------  ---------
      Net cash provided by financing activities................................      7,307      2,564      8,346
Effect on cash from foreign currency translation adjustment....................       (624)        (3)    (1,283)
                                                                                 ---------  ---------  ---------
Net increase (decrease) during the year........................................        555     (1,340)      (771)
Cash, beginning of year........................................................      3,418      3,973      2,633
                                                                                 ---------  ---------  ---------
Cash, end of year..............................................................  $   3,973  $   2,633  $   1,862
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest expense...............................................  $   2,905  $   3,234  $   4,102
  Cash paid for income taxes...................................................  $   1,752  $   1,528  $   1,787
  Non-cash transactions:
    Warrants issued............................................................  $  --      $     600  $  --
    Warrant retired............................................................  $  --      $    (403) $  --

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE A--ORGANIZATION:

    Vari-Lite International, Inc. and subsidiaries (herein referred to as the "Company") is a leading international provider of proprietary automated lighting systems and related services to the entertainment industry, service markets such as concert touring, theatre, television and film and corporate events.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES

    The consolidated financial statements of Vari-Lite International, Inc. includes the accounts of its wholly-owned subsidiaries Vari-Lite, Inc., Showco, Inc., Irideon, Inc., IGNITION! Creative Group, Inc., Concert Production Lighting, Inc., Vari-Lite Asia, Inc., Vari-Lite Hong Kong Limited and Vari-Lite Europe Holdings Limited ("VLEH") and its subsidiaries. All material intercompany transactions and balances have been eliminated.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from these estimates.

    INTEREST RATE SWAP AGREEMENTS

    The Company uses interest rate swap agreements to reduce risks associated with variable interest rates and does not enter into such transactions for speculative or trading purposes. The net interest received or paid on interest rate swap agreements is reflected as income or expense of the relevant hedged position. Gains and losses resulting from the termination of interest rate swap agreements are recognized in the period of sale.

    INVENTORY

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for raw materials is based on replacement cost and for other inventory classifications on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

    EQUIPMENT AND OTHER PROPERTY

    Equipment and other property are stated at cost or, in the case of capitalized leases, at the lower of the present value of future lease payments or the fair value of the equipment. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the various classes of equipment and other property. In 1996, management reevaluated the estimated useful lives of the Company's lighting equipment and accordingly lengthened the lives of certain lighting equipment to correspond with the period of anticipated revenue generation of the equipment.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    LONG-LIVED ASSETS

    As required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Long-Lived Assets," the Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets' carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been identified by the Company.

    OTHER ASSETS

    The Company capitalizes and includes in other assets deferred financing costs and the costs of acquiring patents and trademarks on its products. Deferred financing costs are amortized over the term of the related debt. Amortization on patents and trademarks is computed on the straight-line basis over the lives of the patents or trademarks or the period of expected benefit. In addition, the Company capitalizes legal costs associated with the pursuit of third parties for infringement of certain of the Company's patents, copyrights and trademarks when the Company is successful, or management believes it will be successful, and that these costs will be recovered pursuant to SFAS No. 121. These costs are amortized over the lives of the applicable patents, copyrights and trademarks.

    REVENUE RECOGNITION

    Revenues related to equipment rental and services are recognized as earned over the terms of the contracts. Revenues from long-term leases classified as sales-type leases are recognized upon delivery and installation of the equipment. Revenues related to the sale of architectural products are recognized upon shipment of the equipment. In 1995, one customer accounted for 11.9% of the Company's revenues. No other customer accounted for more than 10% of the Company's revenues during any of the three years in the period ended September 30, 1997.

    RESEARCH AND DEVELOPMENT

    Costs incurred in connection with the development of new products are considered research and development costs and are charged to operations as incurred.

    INCOME TAXES

    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," and files a consolidated federal income tax return. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Provision is made for deferred taxes relating to temporary differences in the recognition of income and expense for financial reporting and for income tax purposes.

    FOREIGN CURRENCY TRANSLATION

    In accordance with SFAS No. 52, "Foreign Currency Translation," the asset and liability accounts of the Company's non-U.S. subsidiaries are translated into U.S. dollars using rates of exchange in effect at the

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) balance sheet date. Revenues and expenses are translated at exchange rates which approximate the average rates prevailing during the year. The cumulative translation gains and losses are included in stockholders' equity.

    NET INCOME PER SHARE

    Net income per share is calculated by dividing net income by the weighted average shares outstanding for the applicable period. Common stock equivalents, including warrants and options, are included, to the extent considered dilutive, using the treasury stock method and are assumed to be outstanding for the full period in the period of issuance.

    NEW ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years ending after December 15, 1995. The accounting provisions of this statement will be required to be implemented upon the future issuance of non-employee stock-based compensation. The Company does not believe that there will be a material impact to the historically reported net income per share as a result of the implementation of this statement.

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Implementation of SFAS No. 128 will have no effect on the Company's results of operations, financial position or cash flows but will require a change in the calculation of earnings per share. The Company does not believe that there will be a material impact to the reported amount of earnings per share upon the implementation of this statement.

    In February 1997, the FASB issued SFAS No. 129, "Capital Structure," which is effective for financial statements for periods ending after December 15, 1997. Implementation of SFAS No. 129 will have no effect on the Company's results of operations, financial position or cash flows.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. SFAS No. 130 will require that changes in the balances of items that are reported directly in a separate component of stockholders' equity (such as unrealized gains and losses and minimum pension liability adjustments) be added to/substracted from net income to arrive at comprehensive income. Implementation of SFAS No. 130 will have no effect on the Company's results of operations, financial position or cash flows, but will require separate financial statement presentation.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for financial statements for periods beginning after December 15, 1997. Implementation of SFAS No. 131 will have no effect on the Company's results of operations, financial position or cash flows, but may require a change in the disclosures regarding the Company's operating segments.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE C--INVENTORY:

    Inventory consists of the following:

                                                                     1995       1996       1997
                                                                   ---------  ---------  ---------
Raw materials....................................................  $     766  $   1,998  $   3,483
Work in progress.................................................        216        294        350
Finished goods...................................................      1,031        103        217
                                                                   ---------  ---------  ---------
                                                                   $   2,013  $   2,395  $   4,050
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

NOTE D--OTHER ASSETS:

    Other assets consist of the following:

                                                                     1995       1996       1997
                                                                   ---------  ---------  ---------
Patents and trademarks...........................................  $     263  $   2,355  $   3,524
Deferred financing costs.........................................        947      1,432      1,469
Other, including sales-type lease receivables....................      1,239        865      1,121
                                                                   ---------  ---------  ---------
                                                                       2,449      4,652      6,114
Less accumulated amortization....................................       (485)      (702)      (948)
                                                                   ---------  ---------  ---------
                                                                   $   1,964  $   3,950  $   5,166
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Included in the amount of patents and trademarks are amounts capitalized by the Company relating to a patent infringement suit in which the Company is the plaintiff (the "High End Lawsuit"). Unless the Company receives a judgment in this litigation that the defendant has infringed at least one of its patents and the Company concludes, based on all of the facts and circumstances that such a judgment will allow it to maintain its competitive advantage provided by the infringed patents, all costs incurred by the Company related to the High End Lawsuit (including those previously capitalized) will be required to be recorded as a non-cash expense in the period that the judgment is rendered.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE E--LONG-TERM OBLIGATIONS:

    Long-term obligations expressed in U.S. dollars consist of the following:

                                                                 1995       1996       1997
                                                               ---------  ---------  ---------
Credit Facility:
Term loans:
  U.S. dollars...............................................  $  12,600  $  20,000  $  17,750
  British pounds sterling....................................      7,408      5,830      4,896
  Japanese yen...............................................      1,805      1,284        956
  Discount...................................................     --           (600)      (458)
                                                               ---------  ---------  ---------
    Net term loans...........................................     21,813     26,514     23,144
Revolving lines of credit:
  U.S. dollars...............................................      7,000      2,184     12,500
  British pounds sterling....................................      1,346      3,052      3,966
  Japanese yen...............................................     --         --          1,809
                                                               ---------  ---------  ---------
    Total revolving lines of credit..........................      8,346      5,236     18,275
Advances from distributors...................................      2,943      2,810      2,264
Obligations under capital leases with interest at 8.6% to
  10.4%, maturities through 1999.............................        530        348        140
Other........................................................      1,238      2,441      2,419
                                                               ---------  ---------  ---------
                                                                  34,870     37,349     46,242
Less current portion.........................................     (8,477)    (7,427)    (7,824)
                                                               ---------  ---------  ---------
                                                               $  26,393  $  29,922  $  38,418
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Based on the outstanding amounts under the Credit Facility as of September 30, 1996 and 1997, the weighted average interest rates were 8.69% and 8.88%, respectively.

    At September 30, 1996 and 1997, the Company had interest rate swap agreements with two of its primary lenders relating to a notional principal amount of $19,800 and $16,750, respectively, which effectively changes the Company's variable LIBOR interest rate exposure on substantially all of its U.S. dollar term borrowings to a fixed weighted average interest rate of 9.67%. The interest rate swap agreements mature on or before the maturity date of the related borrowings as follows:

                                                                            1996       1997
                                                                          ---------  ---------
Year one................................................................  $   3,050  $   3,800
Year two................................................................      3,800      5,450
Year three..............................................................      5,450      1,000
Year four...............................................................      1,000      6,500
Year five...............................................................      6,500     --
                                                                          ---------  ---------
                                                                          $  19,800  $  16,750
                                                                          ---------  ---------
                                                                          ---------  ---------

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE E--LONG-TERM OBLIGATIONS: (CONTINUED)
    The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the other parties.

    On December 19, 1997, the Company entered into a five-year $50,000,000 multicurrency revolving credit facility (the "New Credit Facility") and canceled its existing Credit Facility. Borrowings under the New Credit Facility bear interest at the lenders base rate or LIBOR plus a rate margin ranging from 1.00% to 2.50% based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the credit agreement) and are secured by a pledge of 65% of the capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.375% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on the ability to incur additional indebtedness, make certain loans or investments, sell assets or reacquire the Company's stock.

    In connection with certain distributor agreements, the Company has received advances to provide the necessary funds for construction of the leased lighting systems (see Note G). The remaining balances outstanding under such borrowings at September 30, 1996 and 1997, were $2,810 and $2,264, respectively. Equipment with a net book value of approximately $8,200 at September 30, 1997 ($7,500 at September 30, 1996) has been pledged to the distributors as collateral for such loans. The interest rate on substantially all the notes is variable and ranged from 3% to 7% for the years ended September 30, 1996 and 1997. Substantially all the advances are nonrecourse and are repaid from the Company's portion of the rental revenue earned on the associated leases.

    Maturities of long-term obligations, including capital lease obligations, are approximately as follows:

                                                                            1996       1997
                                                                          ---------  ---------
Year one................................................................  $   7,427  $   7,824
Year two................................................................      5,204      5,224
Year three..............................................................      4,872      4,506
Year four...............................................................      4,225     28,688
Year five...............................................................     15,621     --
                                                                          ---------  ---------
                                                                          $  37,349  $  46,242
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE F--STOCKHOLDERS' EQUITY:

    On October 15, 1997, in conjunction with the Company's reincorporation in Delaware and an initial public offering, the Board of Directors of the Company created a new class of common stock and authorized 40,000,000 shares. As a result of the reincorporation, stockholders received 3.76368 shares of common stock for each share of the Company's Class A common stock and Class B common stock held by the stockholders. Share amounts and the weighted average shares outstanding for all periods presented give retroactive effect to the recapitalization of the common stock. In addition, the Company authorized 10,000,000 shares of preferred stock which the Company's Board of Directors may issue for such

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE F--STOCKHOLDERS' EQUITY: (CONTINUED) consideration and on such terms as it deems desirable, including voting and conversion rights that could adversely affect the holders of common stock.

    The Company filed a Registration Statement (Commission file no. 333-33559) for the public offering of 2,000,000 shares of common stock with the Securities and Exchange Commission, which became effective October 16, 1997. The managing underwriters were A.G. Edwards & Sons, Inc. and EVEREN Securities, Inc. The shares were sold for $12.00 per share for an aggregate amount of $24,000. All of the shares sold were offered by the Company.

    Expenses incurred for the Company's account in connection with the issuance and distribution of the common stock registered were as follows:

Underwriting discounts and commissions...................  $   1,680
Other Expenses (212 accrued as of September 30, 1997)....        922(1)
                                                           -----------
Total....................................................  $   2,602
                                                           -----------
                                                           -----------

------------------------

(1) There were no direct or indirect payments to directors, officers or persons owning ten percent or more of the Company's securities, or their associates or affiliates. However, out-of-pocket expenses (i.e., travel, lodging and meals) directly in connection with the offering were reimbursed and are included in other expenses.

    The net offering proceeds to the Company were $21,398, all of which was used to repay indebtedness under the Company's Credit Facility.

    During October and November 1997, the Company granted options to purchase 564,000 shares of common stock to certain directors, officers and employees of the Company. These options vest over three-to five-year periods and expire ten years from the date of grant. The exercise price of these options ranges from $11.88 to $13.20 per share and was equal to or greater than the fair market value of the common stock at the time of grant.

    In connection with a prior debt facility, the Company and a lender entered into a warrant purchase agreement, which granted the lender a warrant to purchase shares of Common Stock. The Company initially allocated $400 of the proceeds under this facility to the warrant and in subsequent years increased such warrant value to an amount equal to the warrant valuation (as defined). During 1996, the Company repurchased the warrant from the holder for $260.

    In July 1996, in connection with an amendment to the Company's Credit Facility, the Company issued warrants to purchase up to 242,233 shares of Common Stock at an exercise price based on the Company's earnings as defined in the warrant agreement ($11.53 per share). The terms of the warrants also provide for registration rights and adjustments to the price and number of shares in certain circumstances. As of September 30, 1996 and 1997, no warrants had been exercised.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE G--LEASES:

    AS LESSOR

    As lessor, the Company has agreements whereby it has leased certain lighting equipment to various distributors. These agreements are accounted for as operating leases. Under the terms of these agreements, these distributors have the exclusive right for a specified time period to market the lighting equipment by subrental within defined territories. The distributors' lease payments to the Company are based on a pre-determined percentage of the gross rental revenue received by the distributors from their subrental of the lighting equipment and amounted to approximately $3,797, $4,893 and $4,298 for the years ended September 30, 1995, 1996, and 1997, respectively. The lighting equipment under these leasing arrangements had a net book value of approximately $7,552, $7,473 and $8,231 at September 30, 1995, 1996 and 1997, respectively.

    The Company is also the lessor under sales-type leases. Leases classified as sales-type leases generally stipulate that all lease payments be made within 30 days of the commencement of the lease term; however, the Company has also entered into certain sales-type leases that allow for periodic payment throughout the term of the lease. The Company recorded revenues of $9,914, $4,544 and $8,699 and cost of products and services of $3,422, $2,223 and $1,955 for the years ended September 30, 1995, 1996 and 1997, respectively, related to sales-type leases.

    Equipment under leases which do not qualify as sales-type leases, including distributor leases and dealer leases, are accounted for as operating leases. Under dealer leases, dealers receive exclusive rights to subrent the Company's lighting equipment in certain geographic areas. The Company provides the lighting equipment to the dealers, who pay a monthly rental fee to the Company.

    Future minimum lease payments receivable, including those which relate to sales-type leases and are included in other assets, are as follows:

                                                                          SALES-TYPE            OPERATING
                                                                     --------------------  --------------------
                                                                       1996       1997       1996       1997
                                                                     ---------  ---------  ---------  ---------
Year one...........................................................  $     344  $     298  $     929  $   1,952
Year two...........................................................        303        151        920      1,618
Year three.........................................................        151     --            785      1,383
Year four..........................................................     --         --            519      1,044
Year five..........................................................     --         --            209        793
Thereafter.........................................................     --         --             20          0
                                                                     ---------  ---------  ---------  ---------
Total minimum lease payments.......................................        798        449  $   3,382  $   6,790
                                                                                           ---------  ---------
                                                                                           ---------  ---------
Less amount representing interest..................................       (105)       (41)
                                                                     ---------  ---------
Present value of net minimum lease payments........................        693        408
Less current portion...............................................       (279)      (263)
                                                                     ---------  ---------
Long-term lease receivables........................................  $     414  $     145
                                                                     ---------  ---------
                                                                     ---------  ---------

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE G--LEASES: (CONTINUED)
    AS LESSEE

    The Company leases certain computers and equipment. The following is a summary of assets held under capital leases:

                                                                             1996       1997
                                                                           ---------  ---------
Computers and equipment under capital leases.............................  $   2,563  $   2,563
Less accumulated depreciation............................................     (2,144)    (2,274)
                                                                           ---------  ---------
Property under capital leases, net.......................................  $     419  $     289
                                                                           ---------  ---------
                                                                           ---------  ---------

    The Company also leases manufacturing facilities and office space. The future minimum lease payments, including those which relate to capital leases and are included in long-term obligations, are as follows:

                                                                  CAPITAL              OPERATING
                                                            --------------------  --------------------
                                                              1996       1997       1996       1997
                                                            ---------  ---------  ---------  ---------
Year one..................................................  $     223  $     106  $   1,109  $   1,158
Year two..................................................         99         44        897        823
Year three................................................         44     --            527        487
Year four.................................................     --         --            400        142
Year five.................................................     --         --         --             42
Thereafter................................................     --         --         --              7
                                                            ---------  ---------  ---------  ---------
Total minimum lease payments..............................        366        150  $   2,933  $   2,659
                                                            ---------  ---------  ---------  ---------
                                                                                  ---------  ---------
Less amount representing interest.........................        (18)       (10)
                                                            ---------  ---------
Present value of net minimum lease payments...............        348        140
Less current portion......................................       (200)       (97)
                                                            ---------  ---------
Long-term lease obligations...............................  $     148  $      43
                                                            ---------  ---------
                                                            ---------  ---------

    Rental expense for the years ended September 30, 1995, 1996 and 1997 was $1,957, $2,397 and $2,616, respectively.

    In December 1995, the Company entered into a lease with an unaffiliated developer ("Lessor") for land to be used as the site for a new corporate facility. After the initial lease term ending in December 2000, the lease may be renewed for up to six additional five-year terms by agreement of the parties. If the lease is not renewed or is otherwise terminated, the Company may be required to make a residual termination payment equal to 85% of the $3,600 paid by the Lessor to acquire the land. In addition, the Company has an option to purchase the land at the end of the initial term or at any time during the renewal terms for a price equal to the Lessor's cost. Rent payable under the lease is based upon the $3,600 spent by the Lessor to acquire the land and the Lessor's cost of funds from time to time. At September 30, 1996 and 1997, the Company had an interest rate swap agreement with one of its primary lenders relating to a notional amount of $3,600, which effectively changes the Company's variable rent exposure on this

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE G--LEASES: (CONTINUED)
lease to a fixed annual amount of $388. This interest rate swap agreement matures in October 2000. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the other party. Future minimum rental commitments and rent expense for the years ended September 30, 1996 and 1997, have been included in the amounts above.

NOTE H--INCOME TAXES:

    The provision for income taxes consists of the following:

                                                                     1995       1996       1997
                                                                   ---------  ---------  ---------
Current:
  U.S. Federal...................................................  $   1,289  $     100  $       0
  State..........................................................        217         54         38
  International..................................................        829        957      1,408
Deferred:
  U.S. Federal...................................................        906        992        927
State............................................................        217        135        367
International....................................................       (421)    --            176
                                                                   ---------  ---------  ---------
                                                                   $   3,037  $   2,238  $   2,916
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    A reconciliation of income taxes computed at the U.S. Federal statutory tax rate to the provision for income tax is as follows:

                                                                     1995       1996       1997
                                                                   ---------  ---------  ---------
Income tax expense at U.S. Federal statutory rate................  $   2,635  $   1,821  $   2,463
International taxes..............................................        153        255        287
State taxes......................................................        434        189        267
Foreign and general business tax credits.........................       (300)      (100)    --
Other - primarily permanent differences..........................        115         73       (101)
                                                                   ---------  ---------  ---------
                                                                   $   3,037  $   2,238  $   2,916
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Deferred income taxes have been provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. Deferred income taxes resulted principally from the use of accelerated depreciation for tax purposes and straight-line depreciation for financial reporting purposes.

    In 1995, 1996 and 1997, there was no valuation allowance at the beginning or end of the respective fiscal year.

    For tax purposes, the Company has approximately $2,100 of foreign tax credits that expire in 1998 through 2002. In addition, approximately $507 of alternative minimum tax credits (which do not expire) is

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE H--INCOME TAXES: (CONTINUED)
available to offset future regular tax liability. The benefit of this tax credit carryforward has been recognized for financial statement purposes as part of deferred taxes.

    International income taxes relate to the results of operations of the Company's wholly-owned subsidiaries, Vari-Lite Asia, Inc., Vari-Lite Hong Kong Limited and VLEH, as well as to withholding taxes on revenue generated by the Company's foreign distributors.

NOTE I--EMPLOYEE BENEFIT PLANS:

    The Company has a defined contribution 401(k) plan in which substantially all its U.S. employees can elect to be participants. Under the terms of the 401(k) plan, employees can defer up to 20% of their earnings up to the permitted maximum as defined by IRS regulations. The Company matches 50% of the employee's contribution up to 5% of the employee's earnings during the plan year. During the years ended September 30, 1995, 1996 and 1997, the Company's cost to match employee contributions was approximately $300, $242 and $257, respectively.

    Substantially all employees of VLEH may elect to be participants in the Vari-Lite Europe Pension Plan. The plan is a defined contribution plan under which employees may contribute up to 3% of their base salaries. The Company makes contributions at a rate of 200% of the employee contributions, with additional contributions made for certain key employees. The Company incurred costs of $140, $156 and $203, representing matching contributions for the years ended September 30, 1995, 1996 and 1997, respectively.

    The Company adopted an employee stock ownership plan ("ESOP"), effective January 1, 1995, in which its U.S. employees are eligible to participate after completing one year of service, attaining age twenty-one and being a participant making elective deferrals in the Company's 401(k) Plan. Each year the Company may make discretionary contributions of stock to the ESOP as determined by the Board of Directors or a committee thereof. Participants' interests in the ESOP are distributed in the form of cash or stock upon normal retirement, disability, death or at a specific time after any other termination of employment.

    The Company adopted an employee stock equivalence plan ("ESEP") for the non-U.S. subsidiaries, effective January 1, 1995, in which its employees are eligible to participate after completing one year of service, attaining age twenty-one and for London-based employees, participating in the VLEH Pension Plan. Each year the Company may make discretionary contributions of stock to the ESEP as determined by the Board of Directors or a committee thereof. Participants' interests in the ESEP are distributed in the form of cash upon normal retirement, disability, death or at a specific time after any other termination of employment.

    The Company contributed to the ESOP and ESEP an aggregate of 48,570 and 14,965 shares of Common Stock for fiscal 1995 and 1996, respectively, which were valued at $750 and $250, respectively. Such shares are included as outstanding for purposes of calculating net income per share. Dividends on these shares have been recorded as a reduction to retained earnings. For contributions of Common Stock to the ESOP and ESEP for fiscal 1997, the Company has accrued $250 through September 30, 1997.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE J--OPERATIONS BY GEOGRAPHIC AREA:

    The income statement and balance sheet information by geographic area is summarized in the following table:

                                          NORTH AMERICA     ASIA      EUROPE    INTERCOMPANY     TOTAL
                                          --------------  ---------  ---------  -------------  ---------
September 30, 1995
Net Revenues............................    $   43,443    $   9,779  $  25,337   $    (3,649)  $  74,910
Net Income..............................         3,381          773        560       --            4,714
September 30, 1996
Net Revenues............................    $   45,253    $  11,401  $  26,584   $    (6,100)  $  77,138
Net Income..............................         1,590        1,153        376       --            3,119
September 30, 1997
Net Revenues............................    $   54,179    $  12,124  $  32,948   $    (8,593)  $  90,658
Net Income..............................         2,097        1,242        990       --            4,329

                                          NORTH AMERICA     ASIA      EUROPE    INTERCOMPANY     TOTAL
                                          --------------  ---------  ---------  -------------  ---------
September 30, 1995
Assets..................................    $   69,180    $   5,698  $  15,591   $   (17,004)  $  73,465
Liabilities.............................        46,462        3,191     13,522       (11,039)     52,136
September 30, 1996
Assets..................................    $   70,060    $   4,760  $  13,529   $    (9,768)  $  78,581
Liabilities.............................        45,623        2,486     10,838        (4,904)     54,043
September 30, 1997
Assets..................................    $   84,882    $   5,716  $  18,406   $   (12,300)  $  96,704
Liabilities.............................        59,350        2,102     15,147        (7,436)     69,163

NOTE K--RELATED PARTY TRANSACTIONS:

    Certain directors provided consulting services to the Company and received fees totaling approximately $144, $220 and $234 for the years ended September 30, 1995, 1996 and 1997, respectively.

    At September 30, 1996 and 1997, the Company had notes receivable from stockholders totaling $353 and $176, respectively, related to common stock purchases. The notes bear interest at various rates, mature at various times, and are collateralized by 88,446 shares of common stock.

    The Company received from certain stockholders of the Company $900, $0 and $2,623 in the years ended September 30, 1995, 1996 and 1997, respectively, for the rental of automated lighting products and other services.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

    The following summarizes the unaudited quarterly results of operations for the years ended September 30, 1995, 1996 and 1997:

                                                                 YEAR ENDED SEPTEMBER 30, 1995
                                                       --------------------------------------------------
                                                       DECEMBER 31    MARCH 31     JUNE 30   SEPTEMBER 30
                                                       ------------  -----------  ---------  ------------
Revenues.............................................   $   18,648    $  17,234   $  19,314   $   19,714
Income before income taxes...........................        3,670        1,277       1,533        1,271
Net income...........................................        2,232          777         932          773
Net income per share.................................         0.38         0.14        0.16         0.13

                                                                 YEAR ENDED SEPTEMBER 30, 1996
                                                       --------------------------------------------------
                                                       DECEMBER 31    MARCH 31     JUNE 30   SEPTEMBER 30
                                                       ------------  -----------  ---------  ------------
Revenues.............................................   $   16,791    $  16,995   $  19,645   $   23,707
Income before income taxes...........................          359          113       1,476        3,409
Net income...........................................          209           66         861        1,983
Net income per share.................................         0.03         0.01        0.15         0.34

                                                                 YEAR ENDED SEPTEMBER 30, 1997
                                                       --------------------------------------------------
                                                       DECEMBER 31    MARCH 31     JUNE 30   SEPTEMBER 30
                                                       ------------  -----------  ---------  ------------
Revenues.............................................   $   22,326    $  22,384   $  22,185   $   23,763
Income before income taxes...........................        1,551        1,372       2,026        2,296
Net income...........................................          926          820       1,210        1,373
Net income per share.................................         0.16         0.14        0.21         0.23

    During the fourth quarter, the Company recorded a reduction of cost of sales of $675 related to a change in estimates related to cost of equipment sold under a sales-type lease contract executed in the third quarter.