Form 10-Q
period 1997-12-31
VARI LITE INTERNATIONAL INC
filed 1998-02-13
CIK 1033491

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE
                                 ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                      COMMISSION FILE NUMBER:  0-23159

                        Vari-Lite International, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                  75-2239444
   -------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

      201 Regal Row, Dallas, Texas                         75247
----------------------------------------                -------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number including area code:     (214) 630-1963

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
              requirements for the past 90 days. Yes [X]   No[ ]

 Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of February 11, 1998, there were 7,800,003 shares of Common Stock outstanding.

                            VARI-LITE INTERNATIONAL, INC.
                       INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED DECEMBER 31, 1997

PART I. - FINANCIAL INFORMATION                                         Page
                                                                        ----
Item 1. Financial Statements
        Consolidated Balance Sheets as of
        September 30, 1997 and December 31, 1997. . . . . . . . . . . .   3

        Consolidated Statements of Income for
        the three months ended December 31, 1996 and 1997 . . . . . . .   4

        Consolidated Statement of Stockholders' Equity for
        the three months ended December 31, 1997. . . . . . . . . . . .   5

        Consolidated Statements of Cash Flows for
        the three months ended December 31, 1996 and 1997 . . . . . . .   6

        Notes to Consolidated Financial Statements. . . . . . . . . . .   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . .   9

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . .  12


PART II. - OTHER INFORMATION

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .  13

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                           (IN THOUSANDS EXCEPT SHARE DATA)
                                        ASSETS

                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                           1997          1997
                                                                       -------------  -----------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,862     $    2,262
  Receivables, less allowance for doubtful accounts of $450 and $483 .      14,445         15,029
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,050          5,531
  Prepaid expense and other current assets . . . . . . . . . . . . . .       2,536          2,501
                                                                        ----------     ----------
      TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .      22,893         25,323
EQUIPMENT AND OTHER PROPERTY:
  Lighting and sound equipment . . . . . . . . . . . . . . . . . . . .     102,487        107,005
  Machinery and tools. . . . . . . . . . . . . . . . . . . . . . . . .       2,929          2,819
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . .       3,945          3,958
  Office and computer equipment. . . . . . . . . . . . . . . . . . . .       9,189          9,845
  Work in progress and raw materials inventory . . . . . . . . . . . .       5,343          4,259
                                                                        ----------     ----------
                                                                           123,893        127,886
      Less accumulated depreciation and amortization . . . . . . . . .      55,248         58,375
                                                                        ----------     ----------
                                                                            68,645         69,511
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,166          5,260
                                                                        ----------     ----------
      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .  $   96,704     $  100,094
                                                                        ----------     ----------
                                                                        ----------     ----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . .  $   12,086     $    9,168
  Unearned revenue . . . . . . . . . . . . . . . . . . . . . . . . . .       2,992          2,600
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .         820            807
  Current portion of long-term obligations . . . . . . . . . . . . . .       7,824          3,655
                                                                        ----------     ----------
      TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .      23,722         16,230
LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . . . . .      38,418         27,630
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .       7,023          6,742
                                                                        ----------     ----------
      TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .      69,163         50,602
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.10 par value (10,000,000 shares authorized;
    no shares outstanding) . . . . . . . . . . . . . . . . . . . . . .           -              -
  Common Stock, $0.10 par value (40,000,000 shares authorized;
    5,800,003 and 7,800,003 shares outstanding). . . . . . . . . . . .         585            785
  Treasury Stock . . . . . . . . . . . . . . . . . . . . . . . . . . .        (186)          (186)
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .       3,344         24,451
  Stockholder notes receivable . . . . . . . . . . . . . . . . . . . .        (176)          (166)
  Stock purchase warrants. . . . . . . . . . . . . . . . . . . . . . .         600            600
  Cumulative foreign currency translation adjustment . . . . . . . . .         361            474
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .      23,013         23,534
                                                                        ----------     ----------
      TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . .          27,541         49,492
                                                                        ----------     ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .      $   96,704     $  100,094
                                                                        ----------     ----------
                                                                        ----------     ----------

            See accompanying notes to the consolidated financial statements.

                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997
                                    (UNAUDITED)
                           (IN THOUSANDS EXCEPT SHARE DATA)

                                                              1996          1997
                                                           ----------    ----------
Rental revenues. . . . . . . . . . . . . . . . . . . . . . $   18,488    $   19,170
Product sales and services revenues. . . . . . . . . . . .      3,838         3,349
                                                           ----------    ----------
      TOTAL REVENUES . . . . . . . . . . . . . . . . . . .     22,326        22,519
Rental cost. . . . . . . . . . . . . . . . . . . . . . . .      6,793         7,567
Product sales and services cost. . . . . . . . . . . . . .      2,686         2,314
                                                           ----------    ----------
      TOTAL COST OF SALES. . . . . . . . . . . . . . . . .      9,479         9,881
                                                           ----------    ----------
      GROSS PROFIT . . . . . . . . . . . . . . . . . . . .     12,847        12,638
Selling, general and administrative expense. . . . . . . .      8,969         8,257
Research and development expense . . . . . . . . . . . . .      1,454         1,573
                                                           ----------    ----------
      TOTAL OPERATING EXPENSES . . . . . . . . . . . . . .     10,423         9,830
                                                           ----------    ----------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .      2,424         2,808
Interest expense (net) . . . . . . . . . . . . . . . . . .        873           729
                                                           ----------    ----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS. . . . .      1,551         2,079
Income taxes . . . . . . . . . . . . . . . . . . . . . . .        625           821
                                                           ----------    ----------
INCOME BEFORE EXTRAORDINARY LOSS . . . . . . . . . . . . .        926         1,258
Extraordinary loss . . . . . . . . . . . . . . . . . . . .          0           737
                                                           ----------    ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . $      926    $      521
                                                           ----------    ----------
                                                           ----------    ----------
WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . . . .  5,822,676     7,452,177
                                                           ----------    ----------
                                                           ----------    ----------
PER SHARE INFORMATION
Income before extraordinary loss:
      BASIC. . . . . . . . . . . . . . . . . . . . . . . . $     0.16    $     0.17
                                                           ----------    ----------
                                                           ----------    ----------
      DILUTED  . . . . . . . . . . . . . . . . . . . . . . $     0.16    $     0.17
                                                           ----------    ----------
                                                           ----------    ----------
Net income:
      BASIC. . . . . . . . . . . . . . . . . . . . . . . . $     0.16    $     0.07
                                                           ----------    ----------
                                                           ----------    ----------
      DILUTED  . . . . . . . . . . . . . . . . . . . . . . $     0.16    $     0.07
                                                           ----------    ----------
                                                           ----------    ----------
Dividends declared . . . . . . . . . . . . . . . . . . . . $   0.0525    $   0.0000
                                                           ----------    ----------
                                                           ----------    ----------

          See accompanying notes to the consolidated financial statements.

                VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                 (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE DATA)



                                              PREFERRED STOCK       COMMON STOCK       TREASURY STOCK    ADDITIONAL
                                              ----------------    ----------------    ----------------    PAID-IN
                                              SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL
                                              ------    ------    ------    ------    ------    ------    -------
BALANCE, SEPTEMBER 30, 1997                     -        $ -    5,845,167    $585    (45,164)   $(186)    $ 3,344
Payments on stockholder notes receivable
Initial public offering                                         2,000,000     200                          21,107
Net effect of translation adjustment
Net income
                                              ------    ------  ---------   ------    ------    -----     -------
BALANCE, DECEMBER 31, 1997                      -        $ -    7,845,167    $785    (45,164)   $(186)    $24,451
                                              ------    ------  ---------   ------    ------    -----     -------
                                              ------    ------  ---------   ------    ------    -----     -------


                                                                         CUMULATIVE
                                                                          FOREIGN
                                               STOCKHOLDER     STOCK      CURRENCY
                                                 NOTES        PURCHASE   TRANSLATION   RETAINED
                                               RECEIVABLE     WARRANTS   ADJUSTMENT    EARNINGS   TOTAL
                                               ----------     --------   ----------    --------   -----
BALANCE, SEPTEMBER 30, 1997                      $(176)         $600        $361        $23,013  $27,541
Payments on stockholder notes receivable            10                                                10
Initial public offering                                                                           21,307
Net effect of translation adjustment                                         113                     113
Net income                                                                                  521      521
                                                 -----          ----        ----        -------  -------
BALANCE, DECEMBER 31, 1997                       $(166)         $600        $474        $23,534  $49,492
                                                 -----          ----        ----        -------  -------
                                                 -----          ----        ----        -------  -------


        See accompanying notes to the consolidated financial statements.

                VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                    1996       1997
                                                                   -------   --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .   $   926   $    521
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .     2,740      3,192
    Amortization of note discount and deferred loan fees . . . .       102         54
    Provision for doubtful accounts. . . . . . . . . . . . . . .        25         31
    Extraordinary loss from early extinguishment of debt . . . .         0        737
    Deferred income taxes. . . . . . . . . . . . . . . . . . . .       170        200
    Loss (gain) on sale of equipment and other property. . . . .        43        (38)
    Cost of rental equipment rented under sales-type leases. . .        38        111
    Provisions for ESOP and ESEP contributions . . . . . . . . .        63         63
      Net change in assets and liabilities:
        Accounts receivable. . . . . . . . . . . . . . . . . . .      (327)      (615)
        Prepaid expenses . . . . . . . . . . . . . . . . . . . .      (973)        22
        Inventory. . . . . . . . . . . . . . . . . . . . . . . .      (446)    (1,481)
        Other assets . . . . . . . . . . . . . . . . . . . . . .      (203)      (893)
        Accounts payable, accrued liabilities and income
          taxes payable. . . . . . . . . . . . . . . . . . . . .     2,311     (2,993)
        Unearned revenue . . . . . . . . . . . . . . . . . . . .       879       (391)
                                                                   -------   --------

        Net cash provided by (used in) operating activities. . .     5,348     (1,480)

Cash flows from investing activities:
  Capital expenditures, including rental equipment . . . . . . .    (4,476)    (4,078)
  Proceeds from sale of equipment. . . . . . . . . . . . . . . .       105         67
                                                                   -------   --------

        Net cash used in investing activities. . . . . . . . . .    (4,371)    (4,011)

Cash flows from financing activities:
  Proceeds from issuance of debt . . . . . . . . . . . . . . . .     2,549     43,033
  Principal payments on debt . . . . . . . . . . . . . . . . . .    (2,225)   (58,354)
  Proceeds from issuance of distributor advances . . . . . . . .       195        277
  Principal payments on distributor advances . . . . . . . . . .      (383)      (205)
  Proceeds from payments on stockholder notes receivable . . . .         9         10
  Proceeds from public offering of common stock. . . . . . . . .         0     21,307
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .      (403)         0
                                                                   -------   --------

        Net cash provided by (used in) financing activities. . .      (258)     6,068
Effect on cash from foreign currency translation adjustment. . .      (588)      (177)
                                                                   -------   --------

Net increase during the period . . . . . . . . . . . . . . . . .       131        400
Cash, beginning of period. . . . . . . . . . . . . . . . . . . .     2,633      1,862
                                                                   -------   --------
Cash, end of period. . . . . . . . . . . . . . . . . . . . . . .   $ 2,764   $  2,262
                                                                   -------   --------
                                                                   -------   --------

Supplemental Cash Flow Information
  Cash paid for interest expense . . . . . . . . . . . . . . . .   $   950    $    805
  Cash paid for income taxes . . . . . . . . . . . . . . . . . .   $   524    $    477

          See accompanying notes to the consolidated financial statements.

                VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE DATA)


1.  Interim Financial Information

      The accompanying unaudited consolidated financial statements of Vari-Lite International, Inc. (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended December 31, 1997 are not indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1998.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

2.  Inventory

      Inventory consists of the following:

                                       September 30,    December 31,
                                           1997            1997
                                         --------        --------
      Raw materials                       $3,483          $4,923
      Work in progress                       350             418
      Finished goods                         217             190
                                          ------          ------
                                          $4,050          $5,531
                                          ------          ------
                                          ------          ------

3.  Initial Public Offering

      On October 15, 1997, in conjunction with the Company's reincorporation in Delaware and an initial public offering, the Board of Directors of the Company created a new class of common stock and authorized 40,000,000 shares. As a result of the reincorporation, stockholders received 3.76368 shares of common stock for each share of the Company's Class A common stock and Class B common stock held by the stockholders. Share amounts and the weighted-average shares outstanding for all periods presented give retroactive effect to the recapitalization of the common stock. In addition, the Company authorized 10,000,000 shares of preferred stock which the Company's Board of Directors may issue for such consideration and on such terms as it deems desirable, including voting and conversion rights that could adversely affect the holders of common stock.

     The Company filed a Registration Statement (Commission file no. 333-33559) for the public offering of 2,300,000 shares of common stock which
became effective October 16, 1997.   The Company sold 2,000,000 shares of
common stock for $12.00 per share for an aggregate amount of $24,000 and certain stockholders of the Company sold 300,000 of common stock for $12.00 per share for an aggregate amount of $3,600.

4.  Long-Term Debt and Extraordinary Loss

      On December 19, 1997, the Company entered into a five-year $50,000 multicurrency revolving credit facility (the "New Credit Facility") and canceled its existing credit facility. Borrowings under the New Credit Facility bear interest at prime or LIBOR plus a rate margin ranging from 1.00% to 2.50% based upon the Company's ratio of Adjusted Funded Debt (as defined in the New Credit Facility) to EBITDA (as defined in the New Credit Facility) and are secured by a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.375% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on the Company's ability to incur additional indebtedness, make certain loans or investments, sell assets or reacquire the Company's stock. The Company expensed deferred financing costs related to the prior debt facility of $737 (net of tax benefit of $481) relating to the early extinguishment of debt, which have been reflected in the consolidated statement of income as an extraordinary loss.

5.  Net Income Per Share

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," in fiscal 1998. Under this standard, basic earnings per share is calculated using weighted average shares outstanding, whereas diluted earnings per share is calculated using weighted average shares outstanding including common stock equivalents, including stock options when dilutive. The weighted average number of shares of common stock outstanding during the three months ended December 31, 1996 and 1997 was 5,822,676 and 7,452,177, respectively. The effect of this change was less than $0.01 per share for both periods presented.

     Net income per common share for the three months ended December 31, 1997 was computed on a pro forma basis, which gives effect to the Company's initial public offering as if it had occurred on the first day of the fiscal quarter and reflects the pro forma reduction of interest expense.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

   REVENUES. Total revenues increased 0.9%, or $0.2 million, to $22.5 million in the three-month period ended December 31, 1997, compared to $22.3 million in the three-month period ended December 31, 1996. The revenue increase was attributable primarily to the factors set forth below.

   Rental revenues increased 3.7%, or $0.7 million, to $19.2 million in the three-month period ended December 31, 1997, compared to $18.5 million in the three-month period ended December 31, 1996, which was primarily due to a strong performance in North America across all key market segments.
Partially offsetting the increased North American revenues was a decrease in rental revenues earned in the Asian markets. Rental revenues from sales-type leases accounted for approximately $0.4 million of the increase in rental revenues for the three-month period ended December 31, 1997.

   Product sales and service revenues decreased 12.7%, or $0.5 million, to $3.3 million in the three-month period ended December 31, 1997, compared to $3.8 million in the three-month period ended December 31, 1996. This decrease was primarily due to lower sales of the Company's Irideon-Registered Trademark- automated lighting products which decreased 42.1%, or $0.8 million, to $1.1 million in the three-month period ended December 31, 1997, compared to $1.9 million in the three-month period ended December 31, 1996. In the three-month period ended December 31, 1996 the Company introduced two new Irideon-Registered Trademark- products - AR5-TM- and Composer-Registered Trademark- - and consequently shipped a large backlog during the quarter.
The decrease in Irideon-Registered Trademark- product sales was partially offset by an increase of $0.3 million from the design and production management services provided to the Company's customers.

   RENTAL COSTS. Rental costs increased 11.4%, or $0.8 million, to $7.6 million in the three-month period ended December 31, 1997, compared to $6.8 million in the three-month period ended December 31, 1996. Rental costs as a percentage of rental revenues increased to 39.5% in the three-month period ended December 31, 1997, from 36.7% in the three-month period ended December 31, 1996. The increase in rental costs as a percentage of total rental revenues was primarily due to an increase in depreciation associated with an increase in the Company's rental inventory.

   PRODUCT SALES AND SERVICE COSTS. Product sales and service costs decreased 13.9%, or $0.4 million, to $2.3 million in the three-month period ended December 31, 1997, compared to $2.7 million in the three-month period ended December 31, 1996. Product sales and service costs as a percentage of product sales and service revenue decreased to 69.1% in the three-month period ended December 31, 1997, from 70.0% in the three-month period ended December 31, 1996.

The decrease in product sales and service costs as a percentage of the related revenues was primarily due to the Company's Irideon-Registered Trademark- product line, which experienced improved production efficiencies. Partially offsetting this decrease was an increase in product sales and service costs as a percentage of the related revenues for the Company's design and production management services to businesses, which includes costs subcontracted to others by the Company. Product sales and service costs associated with subcontracted services constituted a higher percentage of the total product sales and services revenue in the three-month period ended December 31, 1997 as compared to the three-month period ended December 31, 1996.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased 7.9%, or $0.7 million, to $8.3 million in the three-month period ended December 31, 1997, compared to $9.0 million in the three-month period ended December 31, 1996. This decrease resulted primarily from lower contract labor, payroll and related costs and other discretionary expenses. This expense as a percentage of total revenues decreased to 36.7% in the three-month period ended December 31, 1997, from 40.2% in the three-month period ended December 31, 1996.

   RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 8.2%, or $0.1 million, to $1.6 million in the three-month period ended December 31, 1997, compared to $1.5 million in the three-month period ended December 31, 1996. This expense as a percentage of total revenues increased to 7.0% in the three-month period ended December 31, 1997, from 6.5% in the three-month period ended December 31, 1996. This increase was primarily the result of an increase in the employee-related costs associated with adding research and development engineers during three-month period ended December 31, 1997.

   INTEREST EXPENSE. Interest expense decreased 16.5%, or $0.2 million, to $0.7 million in the three-month period ended December 31, 1997, compared to $0.9 million in the three-month period ended December 31, 1996. This decrease was attributable to the reduction in indebtedness from the use of the proceeds from the initial public offering to repay $21.3 million of indebtedness.

   EXTRAORDINARY LOSS. A non-cash extraordinary loss of $0.7 million was recorded in the three-month period ended December 31, 1997, net of $0.4 million of tax benefit, relating to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of $5.3 million and ($1.5) million for the three-month periods ended December 31, 1996 and 1997, respectively.

     During fiscal 1997, the Company borrowed under a multicurrency credit agreement (the "Old Credit Agreement") to partially finance its operations and capital expenditures. On October

21, 1997, the Company consummated the initial public offering of its common stock and used the net proceeds thereof, approximately $21.3 million, to repay indebtedness under the Old Credit Agreement. In December 1997, the Company entered into a new multicurrency credit agreement, with SunTrust Bank, Atlanta ("SunTrust"), as agent for the lenders thereunder (the "New Credit Agreement"), which replaced the Old Credit Agreement. The New Credit Agreement has a five-year term and provides the Company with a $50 million revolving credit facility, which is secured by the pledge of 65% of the capital stock of the Company's foreign subsidiaries. The commitment fee on the unused portion of the facility and the interest charged on the outstanding balance of the facility are determined by a pricing grid based on the Company's ratio of Adjusted Funded Debt (as defined in the New Credit Agreement) to EBITDA (as defined in the New Credit Agreement). The commitment fee ranges from 0.2% to 0.375% and the interest rate ranges from 1.0% to 2.5% above the London interbank offering rate ("LIBOR") or SunTrust's base rate. The initial commitment fee and margin above LIBOR are fixed through March 31, 1998, at 0.25% and 1.5%, respectively, and can be fixed through June 30, 1998 by payment of a $25,000 fee. The New Credit Agreement includes customary negative covenants such as restrictions on the Company's ability to incur debt, make acquisitions or investments or sell assets.
Also, the New Credit Agreement includes financial covenants regarding the Company's net worth, ratio of Adjusted Funded Debt to total capitalization, the ratio of Adjusted Funded Debt to EBITDA and the ratio of EBITR (as defined in the New Credit Agreement) to interest and rent expenses. As of December 31, 1997, $26.5 million was outstanding under the New Credit Agreement (based on currency exchange rates as of that date).

     The Company has hedged a portion of its currency fluctuation risk by borrowing in British pounds sterling and Japanese yen under both the Old Credit Agreement and the New Credit Agreement. Cash generated from the Company's England and Japan offices is typically denominated in British pounds sterling and Japanese yen, respectively, and is used to pay expenses incurred in those currencies and service the foreign currency borrowings. The Company is a party to three interest rate swap agreements which will fix the Company's effective interest costs under a portion of the New Credit Agreement.

     The Company's business requires significant capital expenditures. Capital expenditures for the three months ended December 31, 1996 and 1997 were approximately $4.5 million and $4.1 million, respectively, of which approximately $3.9 million were for rental equipment inventories for both years. The majority of the Company's revenues are generated through the rental of automated lighting and concert sound systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

     The Company had a working capital deficit of $2.1 million at December 31, 1996 and a working capital surplus of $9.1 million at December 31, 1997. The Company has historically maintained working capital deficits since the bulk of its revenue-generating assets are classified as long-term assets rather than current assets. The working capital surplus at December 31, 1997 is primarily due to higher accounts receivable and lower long-term debt as a result of the New Credit Agreement.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements" as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the terms "anticipate," "believe," "estimate," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company: fluctuations in operating results and seasonality; ability to introduce new products; technological changes; reliance on intellectual property; capitalized litigation costs; dependence on entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; dependence on key suppliers and dependence on manufacturing facility. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

PART II  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         SUMMARY OF SALES OF SECURITIES

              The Company filed a Registration Statement (Commission file no. 333-33559) for the public offering of 2,300,000 shares of common stock, $0.10 par value with the Securities and Exchange Commission, which became effective October 16, 1997. The managing underwriters were A.G. Edwards & Sons, Inc. and EVEREN Securities, Inc. The Company sold 2,000,000 shares of common stock for $12.00 per share for an aggregate amount of $24,000,000 on October 21, 1997. Certain stockholders of the Company sold 300,000 shares of common stock for $12.00 per share for an aggregate amount of $3,600,000 on November 19, 1997.

              Expenses incurred for the Company's account in connection with the issuance and distribution of the common stock registered were as follows:

            Underwriting discounts and commissions                      $1,680,000
            Other Expenses ($288,000 accrued as of December 31, 1997)    1,013,000(1)
                                                                        ----------
               Total                                                    $2,693,000
                                                                        ----------
                                                                        ----------

               (1) There were no direct or indirect payments to directors, officers or persons owning ten percent or more of the Company's securities, or their associates or affiliates. However, out-of-pocket expenses (i.e., travel, lodging and meals) incurred directly in connection with the offering were reimbursed and are included in other expenses.

               The net offering proceeds to the Company were $21,307,000 all of which was used to repay indebtedness under the Company's credit facility in effect at the time of the offering. The offering has terminated.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              11.1 Computation of Earnings per Common Share for the
                   three months ended December 31, 1997

              27.1 Financial Data Schedule

          (b) No reports on Form 8-K were filed for the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VARI-LITE INTERNATIONAL, INC.

Date:  February 11, 1998                By: /s/ MICHAEL P. HERMAN
                                            ------------------------------
                                            Michael P. Herman
                                            Vice President - Finance,
                                            Chief Financial Officer
                                            and Secretary