Form 10-Q
period 1998-03-31
VARI LITE INTERNATIONAL INC
filed 1998-05-15
CIK 1033491

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                COMMISSION FILE NUMBER:  0-23159

                  VARI-LITE INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)

                     Delaware                           75-2239444
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

           201 Regal Row, Dallas, Texas                    75247
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number including area code:     (214) 630-1963

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of May 1, 1998, there were 7,800,003 shares of Common Stock outstanding.

                  VARI-LITE INTERNATIONAL, INC.
             INDEX TO QUARTERLY REPORT ON FORM 10-Q
              FOR THE QUARTER ENDED MARCH 31, 1998

PART I. - FINANCIAL INFORMATION                                     Page
Item 1. Financial Statements
     Consolidated Balance Sheets as of
     September 30, 1997 and March 31, 1998..........................  3

     Consolidated Statements of Income (Loss) for
     the three months ended March 31, 1997 and 1998.................  4

     Consolidated Statements of Income (Loss) for
     the six months ended March 31, 1997 and 1998...................  5

     Consolidated Statement of  Stockholders' Equity for
     the six months ended March 31, 1998............................  6

     Consolidated Statements of Cash Flows for
     the six months ended March 31, 1997 and 1998...................  7

     Notes to Consolidated Financial Statements.....................  8

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations............................ 11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.. 15

PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders........ 16

Item 6. Exhibits and Reports on Form 8-K............................ 16

SIGNATURES.......................................................... 17

         VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE DATA)

                                                 SEPTEMBER 30,     MARCH 31,
                        ASSETS                       1997             1998
                                                     ----             ----
CURRENT ASSETS:
   Cash..........................................  $ 1,862           $ 3,592
   Receivables, less allowance for doubtful
    accounts of $450 and  $555...................   14,445            14,307
   Inventory.....................................    4,050             6,749
   Prepaid expense and other current assets......    2,536             1,994
                                                   -------          --------
     TOTAL CURRENT ASSETS........................   22,893            26,642
EQUIPMENT AND OTHER PROPERTY:
   Lighting and sound equipment..................  102,487           114,179
   Machinery and tools...........................    2,929             4,526
   Furniture and fixtures........................    3,945             4,163
   Office and computer equipment.................    9,189            10,207
   Work in progress and raw materials inventory..    5,343             4,660
                                                   -------          --------
                                                   123,893           137,735
     Less accumulated depreciation and
      amortization...............................   55,248            64,568
                                                   -------          --------
                                                    68,645            73,167
OTHER ASSETS.....................................    5,166             6,393
                                                   -------          --------
     TOTAL ASSETS................................  $96,704          $106,202
                                                   -------          --------
                                                   -------          --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses.........  $12,086          $  9,403
   Unearned revenue..............................    2,992             1,707
   Income taxes payable..........................      820                17
   Current portion of long-term obligations......    7,824             3,204
                                                   -------          --------
     TOTAL CURRENT LIABILITIES...................   23,722            14,331
LONG-TERM OBLIGATIONS............................   38,418            35,571
DEFERRED INCOME TAXES............................    7,023             7,121
                                                   -------          --------
     TOTAL LIABILITIES...........................   69,163            57,023
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.10 par value (10,000,000
    shares authorized; no shares outstanding)....        0                 0
   Common Stock, $0.10 par value (40,000,000
    shares authorized; 5,800,003 and 7,800,003
    shares outstanding)..........................      585               785
   Treasury Stock................................     (186)             (186)
   Additional paid-in capital....................    3,344            24,451
   Stockholder notes receivable..................     (176)              (87)
   Stock purchase warrants.......................      600               600
   Cumulative foreign currency translation
    adjustment...................................      361               503
   Retained earnings.............................   23,013            23,113
                                                   -------          --------
     TOTAL STOCKHOLDERS' EQUITY..................   27,541            49,179
                                                   -------          --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..  $96,704          $106,202
                                                   -------          --------
                                                   -------          --------

        See accompanying notes to the consolidated financial statements.

         VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (LOSS)
       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                           (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE DATA)

                                                          1997       1998
                                                          ----       ----
Rental revenues......................................   $19,549    $15,965
Product sales and services revenues..................     2,835      3,262
                                                        -------    -------
   TOTAL REVENUES....................................    22,384     19,227
Rental cost..........................................     8,290      7,468
Product sales and services cost......................     1,987      2,356
                                                        -------    -------
   TOTAL COST OF SALES...............................    10,277      9,824
                                                        -------    -------
   GROSS PROFIT......................................    12,107      9,403
Selling, general and administrative expense..........     8,234      7,641
Research and development expense.....................     1,609      1,890
                                                        -------    -------
   TOTAL OPERATING EXPENSES..........................     9,843      9,531
                                                        -------    -------
OPERATING INCOME (LOSS)..............................     2,264       (128)
Interest expense (net)...............................       893        568
                                                        -------    -------
INCOME (LOSS) BEFORE INCOME TAXES....................     1,371       (696)
Income taxes (benefit)...............................       552       (275)
                                                        -------    -------
NET INCOME (LOSS)....................................   $   819    $  (421)
                                                        -------    -------
                                                        -------    -------
WEIGHTED AVERAGE SHARES OUTSTANDING.................. 5,789,221  7,800,003
                                                      ---------  ---------
                                                      ---------  ---------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING.......... 5,808,694  7,800,003
                                                      ---------  ---------
                                                      ---------  ---------
PER SHARE INFORMATION
Net income:
   BASIC.............................................     $0.14     $(0.05)
                                                          -----     ------
                                                          -----     ------
   DILUTED...........................................     $0.14     $(0.05)
                                                          -----     ------
                                                          -----     ------

Dividends declared...................................   $0.0525    $0.0000
                                                        -------    -------
                                                        -------    -------

        See accompanying notes to the consolidated financial statements.

         VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (LOSS)
        FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1998
                           (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE DATA)

                                                         1997        1998
                                                         ----        ----
Rental revenues......................................  $38,037     $35,135
Product sales and services revenues..................    6,673       6,611
                                                      --------     -------
   TOTAL REVENUES....................................   44,710      41,746
Rental cost..........................................   15,083      15,035
Product sales and services cost......................    4,673       4,670
                                                      --------     -------
   TOTAL COST OF SALES...............................   19,756      19,705
                                                      --------     -------
   GROSS PROFIT......................................   24,954      22,041
Selling, general and administrative expense..........   17,203      15,898
Research and development expense.....................    3,063       3,463
                                                      --------     -------
   TOTAL OPERATING EXPENSES..........................   20,266      19,361
                                                      --------     -------
OPERATING INCOME.....................................    4,688       2,680
Interest expense (net)...............................    1,766       1,297
                                                      --------     -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS....    2,922       1,383
Income taxes.........................................    1,177         546
                                                      --------     -------
INCOME BEFORE EXTRAORDINARY LOSS.....................    1,745         837
Extraordinary loss...................................        0         737
                                                      --------     -------
NET INCOME........................................... $  1,745     $   100
                                                      --------     -------
                                                      --------     -------
WEIGHTED AVERAGE SHARES OUTSTANDING..................5,806,132   7,624,179
                                                     ---------   ---------
                                                     ---------   ---------
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING..........5,826,605   7,638,372
                                                     ---------   ---------
                                                     ---------   ---------
PER SHARE INFORMATION
---------------------

                                                         -----       -----
                                                         -----       -----

                                                         -----       -----
                                                         -----       -----
Income before extraordinary loss:
    BASIC............................................    $0.30       $0.11
                                                         -----       -----
                                                         -----       -----
    DILUTED..........................................    $0.30       $0.11
                                                         -----       -----
                                                         -----       -----
Net income:
    BASIC............................................    $0.30        $0.01
                                                         -----       -----
                                                         -----       -----
    DILUTED..........................................    $0.30        $0.01
                                                         -----       -----
                                                         -----       -----
Dividends declared...................................  $0.1050      $0.0000
                                                       -------      -------
                                                       -------      -------

        See accompanying notes to the consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                       CUMULATIVE
                                                                                                        FOREIGN
                      PREFERRED STOCK  COMMON STOCK   TREASURY STOCK  ADDITIONAL STOCKHOLDER  STOCK     CURRENCY
                      --------------- --------------  ---------------  PAID-IN      NOTES    PURCHASE  TRANSLATION  RETAINED
                      SHARES  AMOUNT  SHARES  AMOUNT  SHARES   AMOUNT  CAPITAL   RECEIVABLE  WARRANTS  ADJUSTMENT   EARNINGS  TOTAL
                      ------  ------  ------  ------  ------   ------  -------   ----------  --------  -----------  --------  -----
BALANCE, OCTOBER 1,
 1997.................  -    $   -  5,845,167  $585  (45,164)  $(186)  $3,344      $(176)     $600        $361     $23,013 $27,541
Payments on stockholder
notes receivable......                                                                89                                        89
Initial public
offering..............              2,000,000   200                    21,107                                               21,307
Net effect of
translation adjustment                                                                                     142                 142
Net income............                                                                                                 100     100
                      ------ ------ ---------  ----  -------   -----  -------      -----      ----        ----     ------- -------
BALANCE, MARCH 31,
1998..................  -    $   -  7,845,167  $785  (45,164)  $(186) $24,451      $ (87)     $600        $503     $23,113 $49,179
                      ------ ------ ---------  ----  -------   -----  -------      -----      ----        ----     ------- -------
                      ------ ------ ---------  ----  -------   -----  -------      -----      ----        ----     ------- -------

        See accompanying notes to the consolidated financial statements.

         VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1998
                           (UNAUDITED)
                         (IN THOUSANDS)

                                                     1997          1998
                                                     ----          ----
Cash flows from operating activities:
   Net income....................................   $1,745       $   100
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization...............    5,517         6,449
     Amortization of note discount and deferred
      loan fees..................................      183            59
     Provision for doubtful accounts.............       58            90
     Extraordinary loss from early extinguishment
      of debt....................................        0           737
     Deferred income taxes.......................      132           580
     (Gain) on sale of equipment and other
      property...................................      (34)          (34)
     Cost of rental equipment rented under sales-
      type leases................................    1,095           263
     Provisions for ESOP and ESEP contributions..      125           125
        Net change in assets and liabilities:
         Accounts receivable.....................    (147)         1,477
         Prepaid expenses........................  (2,459)           958
         Inventory...............................    (751)        (2,648)
         Other assets............................    (278)        (1,156)
         Accounts payable, accrued liabilities
          and income taxes payable...............   4,159         (5,011)
         Unearned revenue........................     490         (1,379)
                                                  -------        -------
         Net cash provided by operating
          activities.............................   9,835            610
Cash flows from investing activities:
   Capital expenditures, including rental
    equipment...................................  (12,823)        (9,490)
   Acquisition of Belgium companies, net of cash
    acquired....................................        0         (1,697)
   Proceeds from sale of equipment..............      117             67
                                                  -------        -------
      Net cash used in investing activities.....  (12,706)       (11,120)
Cash flows from financing activities:
   Proceeds from issuance of debt...............    8,406         54,283
   Principal payments on debt...................   (4,582)       (62,637)
   Proceeds from issuance of distributor
    advances....................................      237            514
   Principal payments on distributor advances...     (769)        (1,242)
   Proceeds from payments on stockholder notes
    receivable..................................      157             89
   Proceeds from public offering of common
    stock.......................................        0         21,307
   Purchase of treasury.........................     (158)             0
   Dividends paid...............................     (484)             0
                                                  -------        -------
         Net cash provided by financing
          activities............................    2,807         12,314
Effect on cash from foreign currency
 translation adjustment.........................     (707)           (74)
                                                  -------        -------
Net increase (decrease) during the period.......     (771)         1,730
Cash, beginning of period.......................    2,633          1,862
                                                  -------        -------
Cash, end of period.............................   $1,862         $3,592
                                                  -------        -------
                                                  -------        -------
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest expense...............   $1,700         $1,321
   Cash paid for income taxes...................   $  541         $  539

        See accompanying notes to the consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

1.   Interim Financial Information

     The accompanying unaudited consolidated financial statements of Vari-Lite International, Inc. and subsidiaries (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods indicated. The results of operations for the three-month and six-month periods ended March 31, 1998 are not indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1998.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

2. Inventory

     Inventory consists of the following:

                                                     September 30,     March 31,
                                                         1997            1998
                                                         ----            ----
     Raw materials.................................     $3,483         $6,155
     Work in progress..............................        350            360
     Finished goods................................        217            234
                                                        ------         ------
                                                        $4,050         $6,749
                                                        ------         ------
                                                        ------         ------

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

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

      The Company filed a Registration Statement (Commission file no. 333-33559) for the public offering of 2,300,000 shares of common stock which became effective October 16, 1997. The Company sold 2,000,000 shares of common stock for $12.00 per share for an aggregate amount of $24,000 and certain stockholders of the Company sold 300,000 shares of common stock for $12.00 per share for an aggregate amount of $3,600.

4. Long-Term Debt and Extraordinary Loss

     On December 19, 1997, the Company entered into a five-year $50,000 multicurrency revolving credit facility (the "New Credit Facility") and canceled its existing credit facility. Borrowings under the New Credit Facility bear interest at prime or LIBOR plus a rate margin ranging from 1.00% to 2.50% based upon the Company's ratio of Adjusted Funded Debt (as defined in the New Credit Facility) to EBITDA (as defined in the New Credit Facility) and are secured by a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.375% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on the Company's ability to incur additional indebtedness, make certain loans or investments, sell assets or reacquire the Company's stock. The Company expensed deferred financing costs of $737 (net of tax benefit of $481) relating to the early extinguishment of the prior debt facility, which have been reflected in the consolidated statement of income as an extraordinary loss.

5. Net Income Per Share

     During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated income statement and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. Accordingly, all EPS information for all periods presented have been restated to present basic and diluted EPS under the provisions of SFAS No. 128. Under this standard, basic EPS is calculated using weighted average shares outstanding, whereas diluted EPS is calculated using weighted average shares outstanding including common stock equivalents, including dilutive stock options.

6. Acquisitions

     In March, 1998, the Company acquired all of the outstanding stock of the Brussels, Belgium-based lighting and sound equipment rental companies VLB, n.v. and EML, n.v. for total consideration of approximately $3,100, including related acquisition and financing costs. The Company paid approximately $1,700 in cash and assumed approximately $1,400 in liabilities. The acquisition was funded primarily through additional borrowings under the New Credit Facility. This acquisition was accounted for using the purchase method of accounting, and

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

accordingly, only the results of operations for the acquired companies subsequent to the acquisition are included in the consolidated financial statements of the Company. The excess of the purchase price over the net assets acquired of approximately $850 was recorded by the Company as goodwill.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     REVENUES. Total revenues decreased 14.1%, or $3.2 million, to $19.2 million in the three-month period ended March 31, 1998, compared to $22.4 million in the three-month period ended March 31, 1997. The revenue decrease was attributable primarily to the factors set forth below.

     Rental revenues decreased 18.3%, or $3.6 million, to $16.0 million in the three-month period ended March 31, 1998, compared to $19.6 million in the three-month period ended March 31, 1997. This decrease was primarily due to a lower volume of sales-type leases, a decrease in revenues in Asia due to the economic situation in that region and a modest softness in the Company's European operations and was partially offset by a strong performance in North America across all key market segments. Rental revenues from sales-type leases decreased 85.0%, or $3.0 million, to $0.6 million for the three-month period ended March 31, 1998 compared to $3.6 million for the three-month period ended March 31, 1997.

     Product sales and service revenues increased 15.0%, or $0.4 million, to $3.2 million in the three-month period ended March 31, 1998, compared to $2.8 million in the three-month period ended March 31, 1997. This increase was primarily due to an increase in the design and production management services provided to the Company's customers.

     RENTAL COSTS. Rental costs decreased 9.9%, or $0.8 million, to $7.5 million in the three-month period ended March 31, 1998, compared to $8.3 million in the three-month period ended March 31, 1997. Rental costs as a percentage of rental revenues increased to 46.8% in the three-month period ended March 31, 1998, from 42.4% in the three-month period ended March 31, 1997. The increase in rental costs as a percentage of total rental revenues was primarily due to an increase in depreciation associated with an increase in the Company's rental inventory.

     PRODUCT SALES AND SERVICE COSTS. Product sales and service costs increased 18.6%, or $0.4 million, to $2.4 million in the three-month period ended March 31, 1998, compared to $2.0 million in the three-month period ended March 31, 1997. Product sales and service costs as a percentage of product sales and service revenue increased to 72.2% in the three-month period ended March 31, 1998, from 70.1% in the three-month period ended March 31, 1997. The increase in product sales and service cost was primarily the result of higher than anticipated costs to design and construct custom stages and stage sets for customers.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased 7.2%, or $0.6 million, to $7.6 million in the three-month period ended March 31, 1998, compared to $8.2 million in the three-month period ended March 31, 1997. This decrease resulted primarily from lower payroll and related costs and other discretionary expenses. This expense as a percentage of total revenues increased to 39.7% in the three-month period ended March 31, 1998, from 36.8% in the three-month period ended March 31, 1997.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 17.5%, or $0.3 million, to $1.9 million in the three-month period ended March 31, 1998, compared to $1.6 million in the three-month period ended March 31, 1997. This expense as a percentage of total revenues increased to 9.8% in the three-month period ended March 31, 1998, from 7.2% in the three-month period ended March 31, 1997. This increase was primarily the result of an increase in the employee-related costs associated with adding engineers for the further development of new products subsequent to December 31, 1996.

     INTEREST EXPENSE. Interest expense decreased 36.4%, or $0.3 million, to $0.6 million in the three-month period ended March 31, 1998, compared to $0.9 million in the three-month period ended March 31, 1997. This decrease was attributable to the negotiation of a new credit facility in December 1997 with lower interest rates to the Company.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

     REVENUES. Total revenues decreased 6.6%, or $3.0 million, to $41.7 million in the six-month period ended March 31, 1998, compared to $44.7 million in the six-month period ended March 31, 1997. The revenue decrease was attributable primarily to the factors set forth below.

     Rental revenues decreased 7.6%, or $2.9 million, to $35.1 million in the six-month period ended March 31, 1998, compared to $38.0 million in the six-month period ended March 31, 1997. This decrease was primarily due to a lower volume of sales-type leases, a decrease in revenues in Asia due to the economic situation in that region and a modest softness in the Company's European operations and was partially offset by a strong performance in North America across all key market segments. Rental revenues from sales-type leases decreased 74.0%, or $2.7 million, to $0.9 million for the six-month period ended March 31, 1998 compared to $3.6 million for the six-month period ended March 31, 1997.

     Product sales and service revenues decreased 0.9%, or $0.1 million, to $6.6 million in the six-month period ended March 31, 1998, compared to $6.7 million in the six-month period ended March 31, 1997. This decrease was primarily due to lower sales of the Company's Irideon-Registered Trademark-automated lighting products which decreased 31.5%, or $0.8 million, to $1.8 million in the six-month period ended March 31, 1998, compared to $2.6 million in the six-month period ended March 31, 1997. In the six-month period ended March 31, 1997 the Company introduced two new Irideon-Registered Trademark- products - AR5-TM- and Composer-Registered Trademark- - and consequently shipped a large backlog. The decrease in Irideon-Registered Trademark- product sales was primarily offset by an increase in revenues from the design and production management services provided to the Company's customers.

     RENTAL COSTS. Rental costs in the six-month period ended March 31, 1998 were approximately the same as in the six-month period ended March 31, 1997. Rental costs as a percentage of rental revenues increased to 42.8% in the six-month period ended March 31, 1998, from 39.7% in the six-month period ended March 31, 1997. The increase in rental costs as a percentage of total rental revenues was primarily due to an increase in depreciation associated with an increase in the Company's rental inventory.

     PRODUCT SALES AND SERVICE COSTS. Product sales and service costs in the six-month period ended March 31, 1998 were approximately the same as in the six-month period ended March 31, 1997. Product sales and service costs as a percentage of product sales and service revenues increased to 70.6% in the six-month period ended March 31, 1998, from 70.0% in the six-month period ended March 31, 1997. The increase in product sales and service costs as a percentage of the related revenues was primarily the result of higher than anticipated costs to design and construct custom stages and stage sets for customers.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased 7.6%, or $1.3 million, to $15.9 million in the six-month period ended March 31, 1998, compared to $17.2 million in the six-month period ended March 31, 1997. This decrease resulted primarily from lower professional services, payroll and related costs and other discretionary expenses. This expense as a percentage of total revenues decreased to 38.1% in the six-month period ended March 31, 1998, from 38.5% in the six-month period ended March 31, 1997.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 13.1%, or $0.4 million, to $3.5 million in the six-month period ended March 31, 1998, compared to $3.1 million in the six-month period ended March 31, 1997. This expense as a percentage of total revenues increased to 8.3% in the six-month period ended March 31, 1998, from 6.9% in the six-month period ended March 31, 1997. This increase was primarily the result of an increase in the employee-related costs associated with adding engineers for the further development of new products subsequent to September 30, 1996.

     INTEREST EXPENSE. Interest expense decreased 26.6%, or $0.5 million, to $1.3 million in the six-month period ended March 31, 1998, compared to $1.8 million in the six-month period ended March 31, 1997. This decrease was attributable to the reduction in indebtedness from the use of the proceeds from the initial public offering in October 1997 to repay $21.3 million of indebtedness and the subsequent negotiation of a new credit facility in December 1997 with lower interest rates to the Company.

     EXTRAORDINARY LOSS. A non-cash extraordinary loss of $0.7 million was recorded in the six-month period ended March 31, 1998, net of $0.4 million of tax benefit, relating to the early extinguishment of debt under the Company's old credit facility.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of $9.8 million and $0.6 million for the six-month periods ended March 31, 1997 and 1998, respectively. This decrease is primarily due to a decrease in accounts payable and other accrued liabilities.

     During the fiscal year ended September 30, 1997, the Company borrowed under a multicurrency credit agreement (the "Old Credit Agreement") to partially finance its operations and capital expenditures. On October 21, 1997, the Company consummated the initial public offering of its common stock and used the net proceeds thereof, approximately $21.3 million, to repay indebtedness under the Old Credit Agreement. In December 1997, the Company entered into a new multicurrency credit agreement, with SunTrust Bank, Atlanta ("SunTrust"), as agent for the lenders thereunder (the "New Credit Agreement"), which replaced the Old Credit Agreement. The New Credit Agreement has a five-year term and provides the Company with a $50 million revolving credit facility, which is secured by the pledge of 65% of the capital stock of the Company's foreign subsidiaries. The commitment fee on the unused portion of the facility and the interest charged on the outstanding balance of the facility are determined by a pricing grid based on the Company's ratio of Adjusted Funded Debt (as defined in the New Credit Agreement) to EBITDA (as defined in the New Credit Agreement). The commitment fee ranges from 0.2% to 0.375% and the interest rate ranges from 1.0% to 2.5% above the London interbank offering rate ("LIBOR") or SunTrust's base rate. The initial commitment fee and margin above LIBOR is fixed through June 30, 1998, at 0.25% and 1.5%, respectively. The New Credit Agreement includes customary negative covenants such as restrictions on the Company's ability to incur debt, make acquisitions or investments or sell assets. Also, the New Credit Agreement includes financial covenants regarding the Company's net worth, ratio of Adjusted Funded Debt to total capitalization, the ratio of Adjusted Funded Debt to EBITDA and the ratio of EBITR (as defined in the New Credit Agreement) to interest and rent expenses. As of March 31, 1998, $33.8 million was outstanding under the New Credit Agreement (based on currency exchange rates as of that date).

     The Company has hedged a portion of its currency fluctuation risk by borrowing in British pounds sterling and Japanese yen under both the Old Credit Agreement and the New Credit Agreement. Cash generated from the Company's England and Japan offices is typically denominated in British pounds sterling and Japanese yen, respectively, and is used to pay expenses incurred in those currencies and service the foreign currency borrowings. The Company is a party to interest rate swap agreements which fix the Company's effective interest costs under a portion of the New Credit Agreement.

      The Company's business requires significant capital expenditures. Capital expenditures for the six-month periods ended March 31, 1997 and 1998 were approximately $12.8 million and $9.5 million, respectively, of which approximately $10.8 million and $9.1 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated and conventional lighting equipment and concert sound systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

     The Company had a working capital deficit of $2.4 million at March 31, 1997 and a working capital surplus of $12.3 million at March 31, 1998. The Company has historically maintained working capital deficits since the bulk of its revenue-generating assets are classified as long-term assets rather than current assets. The working capital surplus at March 31, 1998 is primarily due to higher inventory purchased to manufacture the new product lines, lower accounts payable and lower current portion of long-term debt as a result of the New Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On February 27, 1998, the Annual Meeting of Stockholders was held in Dallas, Texas. The stockholders were asked to elect two Class I directors to serve until 2001. The vote was as follows:

                                   Against or     Broker/
                       For          Witheld      Non Votes
                       ---          -------      ---------
 John D. Maxson     5,676,660       6,211            0
 C. Vincent Prothro 5,675,860       7,011            0

              Messrs. Brutsche', Smith, Clark and Rettberg will continue as directors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              10.33 Amendment 1, dated April 24, 1998 to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder

              11.1 Computation of Earnings per Common Share for the three months ended March 31, 1997 and 1998

              11.2 Computation of Earnings per Common Share for the six months ended March 31, 1997 and 1998

              27.1    Financial Data Schedule

          (b) No reports on Form 8-K were filed for the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VARI-LITE INTERNATIONAL, INC.

Date:  May 1, 1998                     By: /s/ MICHAEL P. HERMAN
                                           ----------------------------------
                                               Michael P. Herman
                                               Vice President - Finance,
                                               Chief Financial Officer
                                               and Secretary