Form 10-Q
period 1998-06-30
VARI LITE INTERNATIONAL INC
filed 1998-08-14
CIK 1033491

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE
                                    ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER:  0-23159

                           Vari-Lite International, Inc.
                           -----------------------------
               (Exact name of registrant as specified in its charter)

                     Delaware                               75-2239444
                     --------                               ----------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                 Identification No.)

            201 Regal Row, Dallas, Texas                       75247
            ----------------------------                       -----
       (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number including area code: (214) 630-1963
                                                          --------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of July 31, 1998, there were 7,800,003 shares of Common Stock outstanding.

                            VARI-LITE INTERNATIONAL, INC.
                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 30, 1998

PART I. - FINANCIAL INFORMATION                                            Page
Item 1. Financial Statements
        Consolidated Balance Sheets as of
        September 30, 1997 and June 30, 1998. . . . . . . . . . . . . . . .  3

        Consolidated Statements of Income for the three months ended
        June 30, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . . .  4

        Consolidated Statements of Income for the nine months ended
        June 30, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . . .  5

        Consolidated Statements of Cash Flows for
        the nine months ended June 30, 1997 and 1998. . . . . . . . . . . .  6

        Notes to Consolidated Financial Statements. . . . . . . . . . . . .  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . . . . 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . . 14


PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17


                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                    (UNAUDITED)

                           (IN THOUSANDS EXCEPT SHARE DATA)

                                      ASSETS

                                                                                   SEPTEMBER 30,        JUNE 30,
                                                                                       1997               1998
                                                                                       ----               ----
CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,862          $    3,611
   Receivables, less allowance for doubtful accounts of $450 and  $583. . . . . .      14,445              15,028
   Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,050               6,708
   Prepaid expense and other current assets . . . . . . . . . . . . . . . . . . .       2,536               2,602
                                                                                   ----------          ----------
       TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,893              27,949
EQUIPMENT AND OTHER PROPERTY:
   Lighting and sound equipment . . . . . . . . . . . . . . . . . . . . . . . . .     102,487             119,501
   Machinery and tools. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,929               4,584
   Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,945               4,280
   Office and computer equipment. . . . . . . . . . . . . . . . . . . . . . . . .       9,189              10,650
   Work in progress and raw materials inventory . . . . . . . . . . . . . . . . .       5,343               7,930
                                                                                   ----------          ----------
                                                                                      123,893             146,945
     Less accumulated depreciation and amortization . . . . . . . . . . . . . . .      55,248              68,029
                                                                                   ----------          ----------
                                                                                       68,645              78,916
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,166               7,538
                                                                                   ----------          ----------
       TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   96,704          $  114,403
                                                                                   ----------          ----------
                                                                                   ----------          ----------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . .  $   12,086          $   11,037
  Unearned revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,992               3,483
  Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         820                 594
  Current portion of long-term obligations. . . . . . . . . . . . . . . . . . . .       7,824               3,245
                                                                                   ----------          ----------
       TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . .      23,722              18,359
  LONG-TERM OBLIGATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      38,418              41,019
  DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,023               6,685
                                                                                   ----------          ----------
       TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      69,163              66,063
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY:
     Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares
       outstanding) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0                   0
     Common Stock, $0.10 par value (40,000,000 shares authorized; 5,800,003 and
       7,800,003 shares outstanding). . . . . . . . . . . . . . . . . . . . . . .         585                 785
     Treasury Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (186)               (186)
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .       3,344              24,451
     Stockholder notes receivable . . . . . . . . . . . . . . . . . . . . . . . .        (176)                (87)
     Stock purchase warrants. . . . . . . . . . . . . . . . . . . . . . . . . . .         600                 600
     Cumulative foreign currency translation adjustment . . . . . . . . . . . . .         361                (336)
     Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,013              23,113
                                                                                   ----------          ----------
       TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . .      27,541              48,340
                                                                                   ----------          ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .  $   96,704          $  114,403
                                                                                   ----------          ----------
                                                                                   ----------          ----------

      See accompanying notes to the consolidated financial statements.

                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

                                    (UNAUDITED)

                           (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   1997         1998
                                                                   ----         ----
Rental revenues. . . . . . . . . . . . . . . . . . . . . . .     $18,170      $19,047
Product sales and services revenues. . . . . . . . . . . . .       4,015        3,482
                                                                 -------      -------
     TOTAL REVENUES. . . . . . . . . . . . . . . . . . . . .      22,185       22,529
Rental cost. . . . . . . . . . . . . . . . . . . . . . . . .       7,032        8,396
Product sales and services cost. . . . . . . . . . . . . . .       2,737        2,627
                                                                 -------      -------
     TOTAL COST OF SALES . . . . . . . . . . . . . . . . . .       9,769       11,023
                                                                 -------      -------
     GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .      12,416       11,506
Selling, general and administrative expense. . . . . . . . .       7,653        9,164
Research and development expense . . . . . . . . . . . . . .       1,809        1,680
                                                                 -------      -------
     TOTAL OPERATING EXPENSES. . . . . . . . . . . . . . . .       9,462       10,844
                                                                 -------      -------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .       2,954          662
Interest expense (net) . . . . . . . . . . . . . . . . . . .         928          661
                                                                 -------      -------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . .       2,026            1
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .         816            1
                                                                 -------      -------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,210      $     0
                                                                 -------      -------
                                                                 -------      -------

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . . . . .   5,785,039    7,800,003
                                                               ---------    ---------
                                                               ---------    ---------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING. . . . . . . . .   5,804,512    7,800,003
                                                               ---------    ---------
                                                               ---------    ---------
PER SHARE INFORMATION
Net income:
     BASIC . . . . . . . . . . . . . . . . . . . . . . . . .       $0.21        $0.00
                                                                   -----        -----
                                                                   -----        -----
     DILUTED . . . . . . . . . . . . . . . . . . . . . . . .       $0.21        $0.00
                                                                   -----        -----
                                                                   -----        -----

Dividends declared . . . . . . . . . . . . . . . . . . . . .     $0.0000      $0.0000
                                                                 -------      -------
                                                                 -------      -------

           See accompanying notes to the consolidated financial statements.

                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1998

                                    (UNAUDITED)

                           (IN THOUSANDS EXCEPT SHARE DATA)

                                                                             1997              1998
                                                                             ----              ----
Rental revenues. . . . . . . . . . . . . . . . . . . . . . . . .          $ 56,207          $ 54,182
Product sales and services revenues. . . . . . . . . . . . . . .            10,688            10,093
                                                                          --------          --------
  TOTAL REVENUES . . . . . . . . . . . . . . . . . . . . . . . .            66,895            64,275
Rental cost. . . . . . . . . . . . . . . . . . . . . . . . . . .            22,115            23,431
Product sales and services cost. . . . . . . . . . . . . . . . .             7,410             7,297
                                                                          --------          --------
  TOTAL COST OF SALES. . . . . . . . . . . . . . . . . . . . . .            29,525            30,728
                                                                          --------          --------
  GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . . . .            37,370            33,547
Selling, general and administrative expense. . . . . . . . . . .            24,855            25,062
Research and development expense . . . . . . . . . . . . . . . .             4,872             5,143
                                                                          --------          --------
  TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . . . . . .            29,727            30,205
                                                                          --------          --------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .             7,643             3,342
Interest expense (net) . . . . . . . . . . . . . . . . . . . . .             2,694             1,958
                                                                          --------          --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS. . . . . . . .             4,949             1,384
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .             1,993               547
                                                                          --------          --------
INCOME BEFORE EXTRAORDINARY LOSS . . . . . . . . . . . . . . . .             2,956               837
Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .                 0               737
                                                                          --------          --------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  2,956          $    100
                                                                          --------          --------
                                                                          --------          --------

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . . . . . . .         5,799,098         7,682,787
                                                                         ---------         ---------
                                                                         ---------         ---------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING. . . . . . . . . . .         5,818,571         7,683,314
                                                                         ---------         ---------
                                                                         ---------         ---------
PER SHARE INFORMATION
Income before extraordinary loss:
  BASIC. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $0.51             $0.11
                                                                             -----             -----
                                                                             -----             -----
  DILUTED  . . . . . . . . . . . . . . . . . . . . . . . . . . .             $0.51             $0.11
                                                                             -----             -----
                                                                             -----             -----
Net income:
  BASIC. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $0.51             $0.01
                                                                             -----             -----
                                                                             -----             -----
  DILUTED. . . . . . . . . . . . . . . . . . . . . . . . . . . .             $0.51             $0.01
                                                                             -----             -----
                                                                             -----             -----

  Dividends declared . . . . . . . . . . . . . . . . . . . . . .           $0.1000           $0.0000
                                                                           -------           -------
                                                                           -------           -------

               See accompanying notes to the consolidated financial statements.

                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1998

                                    (UNAUDITED)

                                   (In thousands)

                                                                                          1997          1998
                                                                                          ----          ----
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $2,956        $  100
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .      8,490         9,879
     Amortization of note discount and deferred loan fees. . . . . . . . . . . . . .        265            67
     Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . .         94           139
     Extraordinary loss from early extinguishment of debt. . . . . . . . . . . . . .          0           737
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        864           106
     (Gain) on sale of equipment and other property. . . . . . . . . . . . . . . . .        (41)          (29)
     Cost of rental equipment rented under sales-type leases . . . . . . . . . . . .      1,515           269
     Provisions for ESOP and ESEP contributions. . . . . . . . . . . . . . . . . . .        189           191
      Net change in assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,570)          802
       Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,200)           (5)
       Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (601)       (2,607)
       Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,325)       (2,285)
       Accounts payable, accrued liabilities and income taxes payable. . . . . . . .      1,045        (2,925)
       Unearned revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,291           385
                                                                                        -------       -------
       Net cash provided by operating activities . . . . . . . . . . . . . . . . . .     11,972         4,824

Cash flows from investing activities:
  Capital expenditures, including rental equipment . . . . . . . . . . . . . . . . .    (20,518)      (18,342)
  Acquisition of European companies, net of cash acquired. . . . . . . . . . . . . .          0        (1,730)
  Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . . . . . .        129            67
                                                                                        -------       -------
       Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .    (20,389)      (20,005)

Cash flows from financing activities:
  Proceeds from issuance of debt . . . . . . . . . . . . . . . . . . . . . . . . . .     16,967        63,100
  Principal payments on debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,127)      (65,738)
  Proceeds from issuance of distributor advances . . . . . . . . . . . . . . . . . .        604           576
  Principal payments on distributor advances . . . . . . . . . . . . . . . . . . . .     (1,254)       (1,448)
  Proceeds from payments on stockholder notes receivable . . . . . . . . . . . . . .        166            89
  Proceeds from public offering of common stock. . . . . . . . . . . . . . . . . . .          0        21,307
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (158)            0
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (564)            0
                                                                                        -------       -------
       Net cash provided by financing activities . . . . . . . . . . . . . . . . . .      7,634        17,886
Effect on cash from foreign currency translation adjustment. . . . . . . . . . . . .       (500)         (956)
                                                                                        -------       -------
Net increase (decrease) during the period. . . . . . . . . . . . . . . . . . . . . .     (1,283)        1,749
Cash, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,633         1,862
                                                                                        -------       -------
Cash, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,350        $3,611
                                                                                        -------       -------
                                                                                        -------       -------

 Supplemental Cash Flow Information
  Cash paid for interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .     $2,956        $1,972
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,765        $1,383


               See accompanying notes to the consolidated financial statements.

                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (UNAUDITED)

                          (IN THOUSANDS EXCEPT SHARE DATA)


1.  Interim Financial Information
     The accompanying unaudited consolidated financial statements of Vari-Lite International, Inc. and subsidiaries (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods indicated. The results of operations for the three-month and nine-month periods ended June 30, 1998 are not indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1998.
     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

2. Inventory
     Inventory consists of the following:

                                                        September 30,   June 30,
                                                             1997        1998
                                                             ----        ----
     Raw materials. . . . . . . . . . . . . . . .          $3,483      $6,052
     Work in progress . . . . . . . . . . . . . .             350         414
     Finished goods . . . . . . . . . . . . . . .             217         242
                                                           ------      ------
                                                           $4,050      $6,708
                                                           ------      ------
                                                           ------      ------

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

4. Long-Term Debt and Extraordinary Loss
     On December 19, 1997, the Company entered into a five-year $50,000 multicurrency revolving credit facility (the "New Credit Facility") and canceled its existing credit facility. Borrowings under the New Credit Facility bear interest at prime or LIBOR plus a rate margin ranging from 1.00% to 2.50% based upon the Company's ratio of Adjusted Funded Debt (as defined in the New Credit Facility) to EBITDA (as defined in the New Credit Facility) and are secured by a pledge of 65% of the outstanding capital stock of certain of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.375% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on the Company's ability to incur additional indebtedness, make certain loans or investments, sell assets or reacquire the Company's stock. The Company expensed deferred financing costs of $737 (net of tax benefit of $481) relating to the early extinguishment of the prior debt facility, which have been reflected in the consolidated statement of income for the quarter ended December 31, 1997 as an extraordinary loss.

5. Net Income Per Share
     During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated income statement and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. Accordingly, all EPS information for all periods presented have been restated to present basic and diluted EPS under the provisions of SFAS No. 128. Under this standard, basic EPS is calculated using weighted average shares outstanding, whereas diluted EPS is calculated using weighted average shares outstanding including potential common stock which includes dilutive stock options and warrants.

6. Acquisitions
     In March, 1998, the Company acquired all of the outstanding stock of the Brussels, Belgium-based lighting and sound equipment rental companies VLB, n.v. and EML, n.v. (the Brussels companies) for total consideration of approximately $3,100, including related acquisition and financing costs. The Company paid approximately $1,700 in cash and assumed approximately $1,400 in liabilities. The acquisition was funded primarily through additional borrowings under the New Credit Facility. This acquisition was accounted for using the purchase

              VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (UNAUDITED)

                    (IN THOUSANDS EXCEPT SHARE DATA)


method of accounting, and accordingly, only the results of operations for the acquired companies subsequent to the acquisition are included in the consolidated financial statements of the Company. The preliminary determination of the excess of the purchase price over the net assets acquired of approximately $850 was recorded by the Company as goodwill.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997


   REVENUES.   Total revenues increased 1.6%, or $0.3 million, to $22.5 million in the three-month period ended June 30, 1998, compared to $22.2 million in the three-month period ended June 30, 1997. The revenue increase was attributable primarily to the factors set forth below.

   Rental revenues increased 4.8%, or $0.8 million, to $19.0 million in the three-month period ended June 30, 1998, compared to $18.2 million in the three-month period ended June 30, 1997. This increase was primarily due to a strong performance in North America and Asia as well as the acquisition of the Brussels companies which were acquired in March 1998. This increase was substantially offset by a decrease in rental revenues from sales-type leases which was $0.0 million for the three-month period ended June 30, 1998 compared to $2.4 million for the three-month period ended June 30, 1997.

   Product sales and services revenues decreased 13.3%, or $0.5 million, to $3.5 million in the three-month period ended June 30, 1998, compared to $4.0 million in the three-month period ended June 30, 1997. This decrease was primarily due to a decrease in design and production management services which was partially offset by an increase in the sale of Irideon-Registered Trademark-automated lighting products.

   RENTAL COSTS. Rental costs increased 19.4%, or $1.4 million, to $8.4 million in the three-month period ended June 30, 1998, compared to $7.0 million in the three-month period ended June 30, 1997. Rental costs as a percentage of rental revenues increased to 44.1% in the three-month period ended June 30, 1998, from 38.7% in the three-month period ended June 30, 1997. The increase in rental costs as a percentage of total rental revenues was primarily due to the reduction in rental revenues from sales-type leases for which the associated costs as a percent of related revenues is typically less than the costs as a percentage of revenue from sources other than sales-type leases. In addition, to a lesser extent, pricing pressures from competitors in the three-month period ended June 30, 1998 created an environment in which increased costs associated with renting more equipment were incurred without a corresponding increase in revenue.

   PRODUCT SALES AND SERVICES COSTS. Product sales and services costs decreased 4.0%, or $0.1 million, to $2.6 million in the three-month period ended June 30, 1998, compared to $2.7 million in the three-month period ended June 30, 1997. Product sales and services costs as a percentage of product sales and services revenue increased to 75.4% in the three-month period ended June 30, 1998, from 68.1% in the three-month period ended June 30, 1997. The increase in product sales and services cost was primarily the result of higher costs associated with the sales of

Irideon-Registered Trademark- automated lighting products due to increased warranty expense associated with a defect in the initial delivery of a new product.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 19.8%, or $1.5 million, to $9.2 million in the three-month period ended June 30, 1998, compared to $7.7 million in the three-month period ended June 30, 1997. This increase resulted primarily from the inclusion of the Brussels companies which were acquired in March, 1998. This expense as a percentage of total revenues increased to 40.7% in the three-month period ended June 30, 1998, from 34.5% in the three-month period ended June 30, 1997.

   RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 7.1%, or $0.1 million, to $1.7 million in the three-month period ended June 30, 1998, compared to $1.8 million in the three-month period ended June 30, 1997. This expense as a percentage of total revenues decreased to 7.5% in the three-month period ended June 30, 1998, from 8.2% in the three-month period ended June 30, 1997.

   INTEREST EXPENSE. Interest expense decreased 28.8%, or $0.2 million, to $0.7 million in the three-month period ended June 30, 1998, compared to $0.9 million in the three-month period ended June 30, 1997. This decrease was primarily attributable to the negotiation of a new credit facility in December 1997 with lower interest rates.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

   REVENUES.   Total revenues decreased 3.9%, or $2.6 million, to $64.3 million in the nine-month period ended June 30, 1998, compared to $66.9 million in the nine-month period ended June 30, 1997. The revenue decrease was attributable primarily to the factors set forth below.

   Rental revenues decreased 3.6%, or $2.0 million, to $54.2 million in the nine-month period ended June 30, 1998, compared to $56.2 million in the nine-month period ended June 30, 1997. This decrease was primarily due to a lower volume of sales-type leases and a decrease in revenues in Asia due to the economic situation in that region, partially offset by a strong performance in North America and the acquisition of the Brussels companies. Rental revenues from sales-type leases decreased 83.8%, or $5.0 million, to $1.0 million for the nine-month period ended June 30, 1998 compared to $6.0 million for the nine-month period ended June 30, 1997.

   Product sales and services revenues decreased 5.6%, or $0.6 million, to $10.1 million in the nine-month period ended June 30, 1998, compared to $10.7 million in the nine-month period ended June 30, 1997. This decrease was primarily due to lower revenues from the design and construction of custom stages and stage sets which was partially offset by an increase in revenues from the design and production management services.

   RENTAL COSTS. Rental costs increased 6.0%, or $1.3 million, to $23.4 million in the nine-month period ended June 30, 1998, compared to $22.1 million in the nine-month period ended June 30, 1997. Rental costs as a percentage of rental revenues increased to 43.2% in the nine-month period ended June 30, 1998, from 39.3% in the nine-month period ended
June 30, 1997. The increase in rental costs as a percentage of total rental revenues was primarily due to the reduction in rental revenues from sales-type leases for which the associated costs as a percent of related revenues is typically less than the costs as a percentage of revenue from sources other than sales-type leases. In addition, to a lesser extent, pricing pressures from competitors in the nine-month period ended June 30, 1998 created an environment in which increased costs associated with renting more equipment were incurred without a corresponding increase in revenue.

   PRODUCT SALES AND SERVICES COSTS. Product sales and services costs decreased 1.5%, or $0.1 million, to $7.3 million in the nine-month period ended June 30, 1998, compared to $7.4 million in the nine-month period ended June 30, 1997. Product sales and services costs as a percentage of product sales and services revenues increased to 72.3% in the nine-month period ended June 30, 1998, from 69.3% in the nine-month period ended June 30, 1997. The increase in product sales and services costs as a percentage of the related revenues was primarily the result of higher costs associated with the sales of the Company's Irideon-Registered Trademark- automated lighting products due to increased warranty expense associated with a defect in the initial delivery of a new product and higher than anticipated costs to design and construct custom stages and stage sets for customers.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 0.8%, or $0.2 million, to $25.1 million in the nine-month period ended June 30, 1998, compared to $24.9 million in the nine-month period ended June 30, 1997. This increase resulted primarily from the addition of the Brussels companies, which were acquired in March, 1998, and was partially offset by lower professional services, payroll and related costs and other discretionary expenses in the first half of the fiscal year. This expense as a percentage of total revenues increased to 39.0% in the nine-month period ended June 30, 1998, from 37.2% in the nine-month period ended June 30, 1997.

   RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 5.6%, or $0.2 million, to $5.1 million in the nine-month period ended June 30, 1998, compared to $4.9 million in the nine-month period ended June 30, 1997. This expense as a percentage of total revenues increased to 8.0% in the nine-month period ended June 30, 1998, from 7.3% in the nine-month period ended June 30, 1997. This increase was primarily the result of an increase in the employee-related costs associated with adding engineers for the further development of new products in fiscal year 1998.

   INTEREST EXPENSE. Interest expense decreased 27.3%, or $0.7 million, to $2.0 million in the nine-month period ended June 30, 1998, compared to $2.7 million in the nine-month period ended June 30, 1997. This decrease was attributable to the reduction in indebtedness from the use of the proceeds from the initial public offering in October 1997 to repay $21.3 million of indebtedness and the subsequent negotiation of a new credit facility in December 1997 with lower interest rates.

   EXTRAORDINARY LOSS. A non-cash extraordinary loss of $0.7 million was recorded in the nine-month period ended June 30, 1998, net of $0.4 million of tax benefit, relating to the early extinguishment of debt under the Company's old credit facility.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of $12.0 million and $4.8 million for the nine-month periods ended June 30, 1997 and 1998, respectively. This decrease resulted from a decrease in earnings and an increase in working capital.

     During the fiscal year ended September 30, 1997, the Company borrowed under a multicurrency credit agreement (the "Old Credit Agreement") to partially finance its operations and capital expenditures. On October 21, 1997, the Company consummated the initial public offering of its common stock and used the net proceeds thereof, approximately $21.3 million, to repay indebtedness under the Old Credit Agreement. In December 1997, the Company entered into a new multicurrency credit agreement, with SunTrust Bank, Atlanta ("SunTrust"), as agent for the lenders thereunder (the "New Credit Agreement"), which replaced the Old Credit Agreement. The New Credit Agreement has a five-year term and provides the Company with a $50 million revolving credit facility, which is secured by the pledge of 65% of the capital stock of certain of the Company's foreign subsidiaries. The commitment fee on the unused portion of the facility and the interest charged on the outstanding balance of the facility are determined by a pricing grid based on the Company's ratio of Adjusted Funded Debt (as defined in the New Credit Agreement) to EBITDA (as defined in the New Credit Agreement). The commitment fee ranges from 0.2% to 0.375% and the interest rate ranges from 1.0% to 2.5% above the London interbank offering rate ("LIBOR") or SunTrust's base rate. The commitment fee and margin above LIBOR at June 30, 1998 was 0.25% and 1.5%, respectively. The New Credit Agreement includes customary negative covenants such as restrictions on the Company's ability to incur debt, make acquisitions or investments or sell assets. Also, the New Credit Agreement includes financial covenants regarding the Company's net worth, ratio of Adjusted Funded Debt to total capitalization, the ratio of Adjusted Funded Debt to EBITDA and the ratio of EBITR (as defined in the New Credit Agreement) to interest and rent expenses. As of June 30, 1998, $38.2 million was outstanding under the New Credit Agreement (based on currency exchange rates as of that date).

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

     The Company's business requires significant capital expenditures. Capital expenditures for the nine-month periods ended June 30, 1997 and 1998 were approximately $20.5 million and $18.3 million, respectively, of which approximately $17.5 million and $15.4 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated and conventional lighting equipment and concert sound systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

     The Company had a working capital deficit of $1.3 million at June 30, 1997 and a working capital surplus of $9.6 million at June 30, 1998. The Company has historically maintained working capital deficits since the bulk of its revenue-generating assets are classified as long-term assets rather than current assets. The working capital surplus at June 30, 1998 is primarily due to higher inventory purchased to maintain rental inventory and manufacture Irideon-Registered Trademark- products, a higher cash balance, lower accounts payable and lower current portion of long-term debt as a result of the New Credit Agreement.

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

YEAR 2000
     The Company uses software and related technologies throughout its business that could be adversely impacted by the Year 2000 issue. The Year 2000 issue, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The computer systems used by the Company's US based operations are believed to be Year 2000 compliant. The Company is in the process of implementing new software in their European based operations, with the expectation that all of such software will function properly beyond 1999. Management of the Company believes that the future costs required to address the Year 2000 issue will not significantly impact its financial condition nor adversely impact business operations. In addition, the ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

PART II  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits
                 10.34 Amendment No. 2, dated July 31, 1998 to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder
                  11.1     Computation of Earnings per Common Share for the
                           three months ended June 30, 1997 and 1998
                  11.2     Computation of Earnings per Common Share for the
                           nine months ended June 30, 1997 and 1998
                  27.1     Financial Data Schedule


          (b) No reports on Form 8-K were filed for the quarter ended June 30, 1998.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         VARI-LITE INTERNATIONAL, INC.

Date:  August 7, 1998      By:  /S/ MICHAEL P. HERMAN
     ----------------         -----------------------
                              Michael P. Herman
                              Vice President - Finance,
                              Chief Financial Officer
                              and Secretary