Form 10-K405
period 1998-09-30
VARI LITE INTERNATIONAL INC
filed 1998-12-29
CIK 1033491

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        COMMISSION FILE NUMBER: 0-23159

                            ------------------------

                         VARI-LITE INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                   75-2239444
  (State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)      Identification
                                           No.)

   201 REGAL ROW, DALLAS, TEXAS            75247
  (Address of principal executive       (Zip Code)
             offices)

               Registrant's telephone number including area code:
                                 (214) 630-1963

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.10 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on December 21, 1998, was $12,336,766. As of that date, 7,800,003 of the shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held on February 26, 1999.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                                                                                              PAGE
                                                                                                            ---------
PART I

Item 1.     Business......................................................................................          3

Item 2.     Properties....................................................................................          9

Item 3.     Legal Proceedings.............................................................................          9

Item 4.     Submission of Matters to a Vote of Security Holders...........................................          9

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.........................         10

Item 6.     Selected Financial Data.......................................................................         11

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........         12

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....................................         21

Item 8.     Financial Statements and Supplementary Data...................................................         21

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........         21

PART III

Item 10.    Directors and Executive Officers of the Registrant............................................         22

Item 11.    Executive Compensation........................................................................         22

Item 12.    Security Ownership of Certain Beneficial Owners and Management................................         22

Item 13.    Certain Relationships and Related Transactions................................................         22

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................         23

SIGNATURES................................................................................................         27

INDEX TO FINANCIAL STATEMENTS.............................................................................        F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    The Company is a leading international provider of proprietary automated lighting and related services to the entertainment industry, servicing markets such as concert touring, theatre, television, film and corporate events. The Company is also a leader in providing complementary products and services to the entertainment industry, including concert sound reinforcement systems, conventional lighting equipment, custom stage construction and stage set design services, and design and production management services for conventions, business meetings and special events.

    The Company's predecessor was incorporated in 1988 in the State of Texas as a holding company to own Showco, Inc. ("Showco"), which began operations in 1970, and Vari-Lite, Inc. ("Vari-Lite"), which began operations in 1981. On October 15, 1997, the Company was reincorporated in the State of Delaware. The Company's principal executive offices are located at 201 Regal Row, Dallas, Texas 75247 and its telephone number is (214) 630-1963.

PRODUCTS AND SERVICES

VARI*LITE-REGISTERED TRADEMARK- AUTOMATED LIGHTING PRODUCTS

    The Company designs, manufactures and markets an extensive line of integrated automated lighting systems, including light fixtures, or "luminaires," control consoles and support equipment, and provides system operators and maintenance services. The Company's initial product, the revolutionary VL1-TM- luminaire, was the first automated luminaire using a dichroic filter color changing system, thereby becoming the first compact, easily transportable light capable of the real-time, computerized, remote control of light beam features such as color, size, shape, position and intensity. The VL1-TM- luminaire was introduced in 1981 and remained in service until 1996. The Company rents rather than sells its VARI*LITE-Registered Trademark- automated lighting systems.

    SERIES 200-TM- SYSTEM. The Company's VL2C-TM- spot luminaire, VL4-TM- wash luminaire and Artisan-Registered Trademark-Plus and mini-Artisan-Registered Trademark-2 control consoles constitute the Company's Series 200-TM- system. Spot luminaires create a hard-edged, crisp beam which can be used for precisely focused illumination and visual effects, as well as for projecting custom light images such as faces and designs through the use of "gobos", designs etched into a piece of glass or cut into a piece of metal through which a light beam is directed to create an image. The VL2C-TM- spot luminaire can change light color in one-tenth of a second and can produce more than 120 separate light colors through the use of the Company's patented color changing system. In designing the Series 200-TM- system, the Company patented a number of features which it believes makes the Company's light systems superior to those of its competitors. The Company is the only industry participant which combines patented dichroic filter color changing systems, advanced heat removal techniques and a computer control system that utilizes distributed processing and resident cue memory in each luminaire. By using such technology to execute a lighting effect (or cue), an operator can transmit a single command to up to 1,000 luminaires simultaneously, each of which stores its own set of cues. As a result, customers using the Company's systems can create lighting presentations with greater flexibility, complexity, speed and precision than with competing products.

    The VL4-TM- wash luminaire projects a dispersed soft-edge light beam for even illumination of objects and areas. The VL4-TM- luminaire's patented color changing system allows the user to select 30 preset and 160 programmable colors from thousands of available colors and to change these colors in less than three-tenths of a second, or program the system for timed color cross-fades. In addition, the VL4-TM- luminaire features precisely timed control of light intensity, including the ability to instantaneously turn the light fixture on and off. Continuous adjustment of diffusion and beam angle provides enhanced control of the beam shape.

    SERIES 300-TM- SYSTEM. The Company developed its Series 300-TM- automated lighting system principally to satisfy the demands of the theatre and television and film markets for virtually silent, light weight automated lighting products with sophisticated color changing features. The Series 300-TM- system, including the VL5-TM-, VL5Arc-TM- and VL5B-TM- wash luminaires, the VL6-TM-, VL6B-TM-, VL7-TM- and VL7B-TM- spot luminaires, and the VLM-TM- automated moving mirror, as well as the Artisan-Registered Trademark-Plus, mini-Artisan-Registered Trademark-2 and Virtuoso-TM- control consoles, also appeals to major concert touring clients who want to rent large systems. The VL5-TM- luminaire is lighter than the VL4-TM- luminaire, and its cold-mirror reflector both eliminates the need for noisy cooling fans and reduces the amount of heat the lights emit onto the stage. Color changes for the VL5-TM- are controlled by a system that allows color cross-fades in as little as seven-tenths of a second and interchangeable lenses work with an internal diffusing mechanism to provide a wide variety of beam sizes and shapes. The VL5Arc-TM- luminaire has a brighter bulb than the VL5-TM- luminaire and a patented fluid-filled variable lens which allows beam size control. The VL6-TM-spot luminaire is the companion to the VL5-TM- wash luminaire, and has two interchangeable 12-position wheels of dichroic color filters and gobos for split second color and image changes and multi-color beams. The VL6B-TM- spot luminaire adds a 3:1 zoom optics system and rotating gobos to the VL6-TM-. The VL7-TM- spot luminaire has a revolutionary collection optics system that produces a bright beam and provides an 8:1 zoom. Other features on the VL7-TM-include full color spectrum crossfades with unparalleled precision and repeatability via the unique CVF-TM- System, both fixed and rotating gobos, strobe capability and image morphing. The VL7B-TM- spot luminaire adds a four frame shuttering system to the VL7-TM- fixture. The VLM-TM- automated moving mirror is a dual-sided highly reflective Lexan-Registered Trademark-polycarbonate mirror panel. With its ability to both pan and tilt 360 degrees, the VLM-TM- automated moving mirror can be used to augment the effects produced by VARI*LITE-Registered Trademark- wash and spot luminaires, or it can be used with conventional lights to create limited beam motion at a very low cost.

    The Company's VL5-TM- wash luminaires and VL6-TM- and VL7-TM- spot luminaires are compatible with the industry-standard DMX 512 digital protocol and, as such, can be operated by DMX 512 control consoles, unlike the Company's other products which require the more sophisticated, higher performance of the Company's proprietary control consoles which use a high speed, bi-directional communications protocol.

    LIGHTING CONTROL SYSTEMS. The Company's primary control console, the Artisan-Registered Trademark-Plus, is used to operate all of the Company's VARI*LITE-Registered Trademark- products. It provides control of up to 1,000 luminaires, dimmers and other equipment with up to 1,000 cues per channel, allowing the operator to control each luminaire or to store and play back preset cues. The Company also rents the smaller, less expensive mini-Artisan-Registered Trademark-2 control console which has substantially the same capabilities as the Artisan-Registered Trademark-Plus control console, but requires longer programming time. Accordingly, the mini-Artisan-Registered Trademark-2 control console is often used either where space is limited or as a back-up system to the Artisan-Registered Trademark-Plus control console. The Company recently introduced Virtuoso-TM-, which is the Company's next generation control system that will ultimately replace the Artisan-Registered Trademark- product line. The Virtuoso-TM- console offers expanded control over VARI*LITE-Registered Trademark- luminaires, DMX automated lights and conventional luminaires with fully integrated 3-D graphics display, designer's remote, and 30 submasters with a variety of playback modes.

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

    The Company also sold Irideon-Registered Trademark- architectural automated lighting systems until the sale of the product line in October 1998.

COMPLEMENTARY BUSINESSES

    The Company is a leader in providing complementary products and services to the entertainment industry, including concert sound systems, conventional lighting equipment, custom stage construction and stage set design services, and design and production management services for conventions, business meetings and special events.

    CONCERT SOUND SYSTEMS. The Company's Showco subsidiary rents concert sound systems and provides related services almost exclusively to the worldwide concert touring market. The Company's PRISM-Registered Trademark- sound system was introduced in 1986 as the first large scale concert sound system engineered as a totally integrated system specifically for use in concert touring. The proprietary, scalable PRISM-Registered Trademark- system can be used in any venue from smaller theatres to stadiums and is easier to assemble, disassemble and transport than competitive sound systems. In November 1998, the Company introduced PRISM-Registered Trademark-L3, which is a compact loudspeaker system that incorporates the scalability of the PRISM-Registered Trademark- system but is designed to address sound reinforcement needs in smaller venues. In November 1998, the Company also introduced Showconsole-TM-, a revolutionary audio control desk that provides instant total recall of all control functions for live sound mixing with four programmable inputs on each channel, which eliminates the need for multiple mixing consoles for multi-artist performances, and adds other innovative audio control features.

    CONVENTIONAL LIGHTING PRODUCTS. The Company offers conventional lighting and rigging equipment, including numerous types of luminaires and control consoles, large search lights, automatic gel scrollers, trusses, motors, dimmers and smoke machines.

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

MARKETING, SALES AND DISTRIBUTION

    The Company markets its products and services to the entertainment industry, including concert touring, theatre, television and film and corporate events markets. Depending on the circumstances, the Company solicits business from lighting and set designers and consultants, sound engineers, artist managers, producers, production managers and production companies, promoters, corporations and business associations. The Company believes that its customer relationships, reputation for innovative, quality products, worldwide distribution and excellent service are the keys to its success. No customer has accounted for more than 10% of the Company's revenues for at least the last three fiscal years.

    In 1998, the Company began to emphasize its full-service strategy by expanding the products and services it offers to include a more extensive selection of conventional lighting products and related services. This effort is designed to accommodate the comprehensive lighting needs of the Company's customers and, by offering "one-stop" shopping, increase revenues from the rental of VARI*LITE-Registered Trademark- products. Most of the Company's world-wide offices now operate under the name Vari-Lite Production Services. The Company intends to convert its other existing offices to, and open future offices as, Vari-Lite Production Services offices.

    VARI*LITE-REGISTERED TRADEMARK- AUTOMATED LIGHTING PRODUCTS. The Company rents rather than sells its VARI*LITE-Registered Trademark- automated lighting products. In addition to providing the Company with a higher level of quality control over its rental products, which require trained operators and maintenance personnel, the Company believes renting has enabled it to better protect its intellectual property and generate revenues from each product over an extended time period. In order to compete effectively, the Company relies heavily on its reputation as an innovative industry leader and strives to develop strong relationships with lighting designers and other individuals who recommend lighting products to end-users.

    The Company markets its automated lighting systems and services in the United States through Company-owned offices in Dallas, New York, Los Angeles, Nashville, Orlando, Las Vegas, Atlanta and Chicago and an independent distributor system. Each Company-owned office targets a specific market segment. For example, the New York office targets the theatre market, the Nashville office targets the country music, television and concert markets, the Los Angeles office targets the television, film and concert touring market, while the Orlando, Las Vegas, Atlanta and Chicago offices target the corporate events market. The independent distributors focus on specific geographic markets and tend to rent to all market segments. The Company's international distribution system comprises Company-owned locations in London, Tokyo, Brussels, Paris, Madrid, Stockholm, Amsterdam, Dubai and Hong Kong as well as, at October 1, 1998, independent distributors in Australia, Austria, Germany, Mexico, Korea and Singapore and 26 independent dealers in 35 cities in the United States, Puerto Rico, Mexico, Canada, the United Kingdom and five other countries in Europe. The Company's Brussels, Stockholm and Paris locations were independent distributors prior to being acquired by the Company in 1998.

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

    In order to satisfy customers who want to purchase the Company's lighting systems, the Company offers sales-type leases. Under the typical sales-type lease, the customer rents the Company's equipment for either a five- or a ten-year term, with unlimited one-year renewal options, generally for a lump sum payment at the commencement of the term, plus a nominal renewal option exercise price. The customer is normally responsible for maintaining the equipment under these arrangements, but often enters into a maintenance agreement with the Company.

    CONVENTIONAL LIGHTING PRODUCTS. The Company's conventional lighting operations, which historically operated independently were integrated into the Vari-Lite Production Services operations in 1998 to improve the Company's position as a full-service provider. These operations rely heavily on the Company's established reputation for quality and service, which is enhanced by its high visibility projects and customers. The Company reinforces this reputation by advertising in trade and specialty magazines. Although most of the Company's conventional lighting contracts are procured through a bidding process, the Company believes that competition in this industry is based on expertise, quality, price and full service capabilities.

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

    As of September 30, 1998, the Company's research and development group consisted of over 50 engineers. These internal capabilities enable the Company to continually improve existing products, design new products and develop new technology to meet the needs of its customers. In the fiscal years ended September 30, 1996, 1997 and 1998, the Company's research and development expenditures totaled $4.4 million, $6.7 million and $6.7 million, respectively.

    The Company's extensive research and development efforts have produced a number of leading-edge technological developments in the automated lighting industry. When appropriate, the Company seeks patent protection for its products, particularly in its automated lighting business. As of September 30, 1998, the Company had registered and received more than 38 domestic patents and more than 172 foreign patents in several different countries and territories. In addition, the Company had at least 20 patent applications pending in the United States on automated lighting technology and more than 100 patent applications pending worldwide. The Company's patents cover the basic concepts, control software, control hardware and features unique to each of the Company's VARI*LITE-Registered Trademark- luminaire models. The Company believes that its patents provide it with a substantial competitive advantage in the automated lighting industry, and the Company's ability to compete in the future will depend in part on maintaining its technological advantage over its competitors.

    The Company has obtained trademark protection in the United States and numerous foreign countries on various names, including, among others, VARI*LITE-Registered Trademark-, Artisan-Registered Trademark-Plus, Mini-Artisan-Registered Trademark-2, Virtuoso-TM-, Series 100-TM-, Series 200-TM-, VL1-TM-, VL2C-TM-, VL4-TM-, VL5-TM-, VL5Arc-TM-, VL5B-TM-, VL6-TM-, VL6B-TM-, VL7-TM-, VL7B-TM-, Showco-TM-, PRISM-Registered Trademark-, PRISM-Registered Trademark-L3 and Showconsole-TM-.

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

EQUIPMENT INVENTORY MANAGEMENT

    The Company uses an inventory control and management system to locate its rental equipment at all times throughout the world. Each piece of equipment is serialized for identification purposes. Equipment utilization is centrally monitored at the Company's headquarters to determine which products are in highest demand in various geographic markets and whether certain equipment should be relocated to increase utilization and revenue, whether product shortages that require the production of additional units exist and whether current pricing is at the appropriate level.

    The maximum utilization rates of the Company equipment are affected by production scheduling requirements of the Company's various markets. Utilization rates are also limited by the need for maintenance, service and shipping time. The Company's inventory control system helps the Company optimize its utilization rates in light of these factors in order to satisfy customer requirements and maximize revenue.

COMPETITION

    Each of the Company's businesses is highly competitive. In its automated lighting business, the Company primarily competes with Coemar SPA, Clay Paky SPA, High End Systems, Inc. ("High End"), Martin Gruppen A/S and Production Resource Group, PLC. Of these competitors, only Production Resource Group, PLC manufactures and rents equipment, while the others sell equipment to other rental companies. The Company also competes with a number of conventional lighting rental companies, who purchase automated lighting equipment from others. The Company competes primarily on the basis of product capabilities, quality and reliability, price, worldwide distribution and full service capabilities, brand name recognition and reputation and customer service and support. The VARI*LITE-Registered Trademark- brand name has been recognized for years as the preeminent brand name for automated lighting.

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

    The Company's custom stage construction and stage set design business competes principally in the United Kingdom and to a lesser extent in the United States. The primary factors affecting competition in this market include reputation for quality and the ability to quickly design and build sophisticated state-of-the-art stages and stage sets. The market for design and production management services is highly competitive and fragmented, including hundreds of free-lance producers and designers. Competition in this industry is based primarily on personal relationships and creativity.

EMPLOYEES

    As of September 30, 1998, the Company had 508 full-time employees. In addition, the Company had 225 part-time and temporary employees. None of the Company's employees is a party to any collective bargaining agreement and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company leases all of its facilities, including five facilities comprising approximately 164,100 square feet in Dallas, Texas under leases that expire in April 2000, but can be extended until at least April 2001. The Dallas facilities contain the Company's executive offices, manufacturing, warehouse, maintenance, advanced technologies and research and development facilities and training center. The executive offices, warehouse and manufacturing space of Vari-Lite Production Services, Ltd. and Brilliant Stages are located in London, England in two facilities. One of the facilities is approximately 14,500 square feet and the lease expires in February 2001 and the other facility is approximately 57,000 square feet and the associated lease expires in April 2010. The executive offices of Vari-Lite Asia, Inc. ("Vari-Lite Asia"), as well as its Technical Center, are located in Tokyo in two leased facilities aggregating approximately 14,100 square feet, the terms of which expire in February 2001 and October 2000. In addition, the Company leases sales offices in Brussels, Amsterdam, Stockholm, Paris, Madrid, Dubai, Hong Kong, Atlanta, Chicago, Las Vegas, Los Angeles, Nashville, New York and Orlando. The Company believes it maintains generally adequate insurance with respect to its properties.

ITEM 3.  LEGAL PROCEEDINGS

    In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims.

    In August 1995, the Company brought suit asserting a number of claims of infringement of several of its patents by High End in the Northern District of Texas seeking monetary damages and injunctive relief to prevent future patent infringement (the "High End Lawsuit"). In December 1998, the court approved a negotiated settlement between the Company and High End, the specific terms of which are confidential, but included cash paid to the Company, a cross license of certain patents and authorization for High End to continue to sell all of the products that were the subject of the suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on the Nasdaq National Market under the symbol "LITE." The Company consummated its initial public offering of Common Stock on October 16, 1997. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market:

                                                                                                  PRICE RANGE
                                                                                              --------------------
                                                                                                HIGH        LOW
                                                                                              ---------  ---------
Fiscal Year 1998
  First Quarter.............................................................................  $  13.125  $  11.750
  Second Quarter............................................................................  $  12.688  $  11.375
  Third Quarter.............................................................................  $  10.000  $   5.750
  Fourth Quarter............................................................................  $   6.375  $   2.000

Fiscal Year 1999
  First Quarter (through December 21, 1998).................................................  $   4.750  $   2.000

    There were 63 stockholders of record of Common Stock on December 21, 1998.

    The Company paid dividends of approximately $0.6 million, $0.6 million and zero with respect to each of the 1996, 1997 and 1998 fiscal years. The Company does not anticipate paying any other cash dividends in the foreseeable future and anticipates that future earnings will be retained to finance operations and expansion. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company's earnings levels, capital requirements, financial condition and such other factors the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for the Company as of and for each of the five fiscal years in the period ended September 30, 1998 have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this report.

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                 -----------------------------------------------------
                                                                   1994       1995       1996       1997       1998
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenue:
  Rental revenues..............................................  $  47,625  $  65,864  $  65,741  $  75,529  $  74,863
  Product sales and service revenues...........................      6,187      9,046     11,397     15,129     13,513
                                                                 ---------  ---------  ---------  ---------  ---------
    Total revenues.............................................     53,812     74,910     77,138     90,658     88,376
Rental costs...................................................     18,775     26,288     26,425     29,371     33,764
Product sales and service costs................................      4,284      6,637      7,783     10,676      9,880
                                                                 ---------  ---------  ---------  ---------  ---------
Gross profit...................................................     30,753     41,985     42,930     50,611     44,732
Selling, general and administrative expense....................     19,181     28,163     30,077     32,983     35,077
Research and development expense...............................      3,033      3,283      4,404      6,657      6,690
Impairment of assets...........................................     --         --         --         --          3,542
Restructuring costs............................................     --         --         --         --          1,080
                                                                 ---------  ---------  ---------  ---------  ---------
Operating income (loss)........................................      8,539     10,539      8,449     10,971     (1,657)
Interest expense (net).........................................      1,805      2,788      3,092      3,726      2,818
                                                                 ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes, extraordinary loss and cumulative
  effect of change in accounting principle.....................      6,734      7,751      5,357      7,245     (4,475)
Income taxes (benefit).........................................      2,400      3,037      2,238      2,916     (1,785)
                                                                 ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary loss and cumulative effect
  of change in accounting principle............................      4,334      4,714      3,119      4,329     (2,690)
Extraordinary loss from early extinguishment of debt...........       (756)    --         --         --           (737)
Cumulative effect of change in accounting principle............     --         --         --         --           (195)
                                                                 ---------  ---------  ---------  ---------  ---------
Net income (loss)..............................................  $   3,578  $   4,714  $   3,119  $   4,329  $  (3,622)
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Net income (loss) per basic share..............................  $    0.63  $    0.83  $    0.54  $    0.75  $   (0.47)
Net income (loss) per diluted share............................  $    0.62  $    0.81  $    0.53  $    0.74  $   (0.47)
Cash dividends per share(1)....................................  $    0.05  $    0.10  $    0.11  $    0.18  $  --
Weighted average basic shares outstanding......................      5,657      5,699      5,813      5,799      7,712
Weighted average diluted shares outstanding....................      5,772      5,814      5,912      5,819      7,712
OTHER DATA:
EBITDA(2)......................................................  $  14,620  $  19,161  $  18,517  $  22,634  $  11,921
Net cash provided by operations................................     10,937     14,513      7,925     15,237      6,474
Net cash used in investing activities..........................    (18,924)   (20,641)   (11,826)   (23,071)   (27,576)
Net cash provided by financing activities......................      9,355      7,307      2,564      8,346     23,673
Capital expenditures...........................................     13,566     20,748     11,981     23,212     25,841

                                                                                  AS OF SEPTEMBER 30,
                                                                 -----------------------------------------------------
                                                                   1994       1995       1996       1997       1998
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets...................................................  $  57,223  $  73,465  $  78,581  $  96,704  $ 114,627
Total debt.....................................................     27,497     34,870     37,349     46,242     50,333
Stockholders' equity...........................................     16,631     21,329     24,538     27,541     44,704

------------------------------

(1) The Company does not anticipate paying any cash dividends for the foreseeable future and anticipates that future earnings will be retained to finance future operations and expansion. See "Market for Registrant's Common Equity and Related Stockholder Matters."

(2) EBITDA is calculated herein as income before income taxes, extraordinary loss and cumulative effect of change in accounting principle plus depreciation, amortization and net interest expense. The Company believes that EBITDA serves as an important financial analysis tool for measuring and comparing financial information such as liquidity, operating performance and leverage. EBITDA should not be considered an alternative to net income or other cash flow measures determined under generally accepted accounting principles as an indicator of the Company's performance or liquidity. EBITDA as disclosed herein may not be comparable to EBITDA as disclosed by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is a leading designer and manufacturer of automated lighting systems and products which are marketed exclusively through its domestic and international Vari-Lite Production Services facilities and an independent distributor network. The Company rents its VARI*LITE-Registered Trademark-automated lighting systems and other products and provides services to the entertainment industry, including markets such as concert touring, theatre, television and film and corporate events.

    Rental revenues include revenues generated from leases of VARI*LITE-Registered Trademark- automated lighting systems, concert sound systems and conventional lighting equipment. Revenues from product sales and services include custom stage construction and stage set design services and design and production management services.

    Rental revenues were $65.7 million, $75.5 million and $74.9 million or 85.2%, 83.3% and 84.7% of total revenues during fiscal 1996, 1997 and 1998, respectively. The majority of the Company's rental revenues are earned from the rental of VARI*LITE-Registered Trademark- automated lighting systems, with the remainder from the rental of concert sound systems and conventional lighting equipment. The Company's rental revenues are recorded as earned over the term of each contract, except for revenues from sales-type leases which are recorded and typically paid at the inception of the lease. Sales-type leases are long-term leases for the Company's VARI*LITE-Registered Trademark- automated lighting systems and are accounted for as sales for financial accounting purposes. Revenues from sales-type leases were $4.5 million, $8.7 million and $1.2 million during fiscal 1996, 1997 and 1998, respectively. Because most sales-type lease revenues are recorded in their entirety at the inception of the lease, wide variations in revenues and earnings in any given quarter can occur. Rental costs consist of direct costs of maintaining, supporting and delivering the rental equipment and the depreciation costs of the capital expenditures incurred to manufacture or purchase the rental equipment. The Company depreciates rental equipment over periods of five to ten years. The direct costs associated with sales-type leases include the net book value of the equipment rented which is expensed in its entirety at the inception of the lease.

    The Company generates sales revenue from its custom stage construction and stage set design services, design and production management services to corporations and business associations for conventions, business meetings and special events and sales of Irideon-Registered Trademark- architectural automated lighting systems. The Company first introduced its Irideon-Registered Trademark- lighting system in 1993. During fiscal 1998, the Company made a strategic decision to dispose of its Irideon-Registered Trademark- product line. As a result, the assets of Irideon-Registered Trademark- were written down to their net realizable values, resulting in a charge of $3.5 million for the impairment of these assets in fiscal 1998. On October 30, 1998, the Company sold substantially all of the Irideon-Registered Trademark- assets for approximately $2.0 million. During fiscal 1996, 1997 and 1998, the Company's Irideon-Registered Trademark- product line experienced operating losses of $1.2 million, $1.3 million and $1.7 million (before write-down), respectively.

    The following table reflects the percentages of total revenues by market:

                                                                          YEARS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                         1996       1997       1998
                                                                       ---------  ---------  ---------
Concert Touring......................................................       33.0%      32.1%      31.8%
Theatre..............................................................       22.7       24.4       18.2
Television and Film..................................................       16.3       14.7       15.5
Corporate Events.....................................................       12.2       12.4       17.8
Other................................................................       15.8       16.4       16.7
                                                                       ---------  ---------  ---------
  Total Revenue......................................................      100.0%     100.0%     100.0%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Although the Company expects revenues earned from concert touring (primarily rental revenues) to continue to represent a significant percentage of the Company's total revenues, during the past three fiscal years concert touring revenues have decreased as a percentage of the Company's total revenues due to an increase in rental revenues generated from the Company's other customer markets. The Company has experienced fluctuations in its concert touring revenues because of the unpredictable nature of the timing and duration of such tours and expects such fluctuations to continue in the future. Revenues earned from theatre decreased from fiscal 1997 to fiscal 1998 primarily as a result of a decrease in sales-type leases to this market segment. The Company anticipates revenues from theatre will continue to fluctuate with the development of new theatrical productions and the cloning of productions.

    The following table reflects the Company's geographic region revenues as a percentage of total revenues (see Note M of the "Notes to Consolidated Financial Statements"):

                                                                          YEARS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                         1996       1997       1998
                                                                       ---------  ---------  ---------
North America........................................................       50.7%      50.3%      54.3%
Europe...............................................................       34.5       36.3       34.6
Asia.................................................................       14.8       13.4       11.1
                                                                       ---------  ---------  ---------
  Total Revenue......................................................      100.0%     100.0%     100.0%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The majority of European and Asian revenues are denominated in British pounds sterling and Japanese yen, respectively. The Company has offices in London, Tokyo, Brussels, Paris, Madrid, Stockholm, Amsterdam, Dubai and Hong Kong. The Company anticipates that foreign revenues will remain a significant part of the Company's total revenues as the demand for entertainment in foreign markets increases and as a result of acquiring its Brussels, Stockholm and Paris based distributors and the opening of offices in Amsterdam and Dubai. Fluctuations in foreign currencies have impacted, and will continue to impact, the Company's consolidated results of operations due to the translation of foreign currencies into U.S. dollars. The Company maintains foreign currency borrowings to act as an economic hedge against fluctuations in British pounds sterling and Japanese yen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

    The following table sets forth the percentages of total revenues (or as percentages of a component of total revenues as shown) represented by certain consolidated income statement data and other data for the indicated periods:

                                                                                              YEARS ENDED SEPTEMBER 30,
                                                                                           -------------------------------
                                                                                             1996       1997       1998
                                                                                           ---------  ---------  ---------
Income Statement Data:
  Rental revenues........................................................................       85.2%      83.3%      84.7%
  Product sales and service revenues.....................................................       14.8       16.7       15.3
                                                                                           ---------  ---------  ---------
    Total revenues.......................................................................      100.0      100.0      100.0
  Rental costs...........................................................................       34.3       32.4       38.2
  Product sales and service costs........................................................       10.1       11.8       11.2
                                                                                           ---------  ---------  ---------
  Gross margin...........................................................................       55.6       55.8       50.6
  Selling, general and administrative expense............................................       39.0       36.4       39.7
  Research and development expense.......................................................        5.7        7.3        7.6
  Impairment of assets...................................................................     --         --            4.0
  Restructuring costs....................................................................     --         --            1.2
                                                                                           ---------  ---------  ---------
  Operating income (loss)................................................................       10.9       12.1       (1.9)
  Interest expense.......................................................................        4.0        4.1        3.2
                                                                                           ---------  ---------  ---------
  Income (loss) before income taxes, extraordinary loss and cumulative effect of change
    in accounting principle..............................................................        6.9        8.0       (5.1)
  Incomes taxes (benefit)................................................................        2.9        3.2       (2.0)
                                                                                           ---------  ---------  ---------
  Income (loss) before extraordinary loss and cumulative effect of change in accounting
    principle............................................................................        4.0        4.8       (3.1)
  Extraordinary loss from early extinguishment of debt...................................     --         --           (0.8)
  Cumulative effect of change in accounting principle....................................     --         --           (0.2)
                                                                                           ---------  ---------  ---------
  Net income (loss)......................................................................        4.0%       4.8%      (4.1)%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
Other Data:
  Rental revenues........................................................................      100.0%     100.0%     100.0%
  Rental costs...........................................................................       40.2       38.9       45.1
                                                                                           ---------  ---------  ---------
  Rental gross margin....................................................................       59.8%      61.1%      54.9%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
  Product sales and service revenues.....................................................      100.0%     100.0%     100.0%
  Product sales and service costs........................................................       68.3       70.6       73.1
                                                                                           ---------  ---------  ---------
  Product sales and service gross margin.................................................       31.7%      29.4%      26.9%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
  EBITDA(1)..............................................................................       24.0%      25.0%      13.5%

------------------------------

(1) EBITDA is calculated herein as income before income taxes, extraordinary loss and cumulative effect of change in accounting principle plus depreciation, amortization and net interest expense. The Company believes that EBITDA serves as an important financial analysis tool for measuring and comparing financial information such as liquidity, operating performance and leverage. EBITDA should not be considered an alternative to net income or other cash flow measures determined under generally accepted accounting principals as an indicator of the Company's performance or liquidity. EBITDA as disclosed herein may not be comparable to EBITDA as disclosed by other companies.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30,
  1997

    REVENUES. Total revenues decreased 2.5%, or $2.2 million, to $88.4 million in fiscal 1998, compared to $90.6 million in fiscal 1997. The revenue decrease was attributable primarily to the factors set forth below.

    Rental revenues decreased 0.9%, or $0.6 million, to $74.9 million in fiscal 1998, compared to $75.5 million in fiscal 1997. This decrease was primarily due to a lower volume of sales-type leases and a decrease in revenues in Asia due to the economic situation in that region, partially offset by a strong performance in North America and increased sales due to the acquisition of the Company's Brussels-based distributor. Rental revenues from sales-type leases decreased 86.7%, or $7.5 million, to $1.2 million for fiscal 1998 compared to $8.7 million for fiscal 1997.

    Product sales and services revenues decreased 10.7%, or $1.6 million, to $13.5 million in fiscal 1998, compared to $15.1 million in fiscal 1997. This decrease was primarily due to lower revenues from the design and construction of custom stages and stage sets which was partially offset by an increase in revenues from the design and production management services.

    RENTAL COSTS. Rental costs increased 15.0%, or $4.4 million, to $33.7 million in fiscal 1998, compared to $29.3 million in fiscal 1997. Rental costs as a percentage of rental revenues increased to 45.1% in fiscal 1998, from 38.9% in fiscal 1997. The increase in rental costs as a percentage of total rental revenues was primarily due to the reduction in rental revenues from sales-type leases for which the associated costs as a percentage of related revenues is typically less than the costs as a percentage of revenue from sources other than sales-type leases. In addition, to a lesser extent, pricing pressures from competitors in fiscal 1998 created an environment in which increased costs associated with renting more equipment were incurred without a corresponding increase in revenue.

    PRODUCT SALES AND SERVICES COSTS. Product sales and services costs decreased 7.5%, or $0.8 million, to $9.9 million in fiscal 1998, compared to $10.7 million in fiscal 1997. Product sales and services costs as a percentage of product sales and services revenues increased to 73.1% in fiscal 1998, from 70.6% in fiscal 1997. The increase in product sales and services costs as a percentage of the related revenues was primarily the result of higher costs associated with the sales of the Company's Irideon-Registered Trademark-automated lighting products due to increased warranty expense associated with a defect in the initial delivery of a new product and higher than anticipated costs to design and construct custom stages and stage sets for customers.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 6.4%, or $2.1 million, to $35.1 million in fiscal 1998, compared to $33.0 million in fiscal 1997. This increase resulted primarily from the addition of the Company's Brussels-based distributor, which was acquired in March 1998, and was partially offset by lower professional services, payroll and related costs and other discretionary expenses in the first half of the fiscal year. This expense as a percentage of total revenues increased to 39.7% in fiscal 1998 from 36.4% in fiscal 1997.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses were $6.7 million in fiscal 1998 and 1997.

    IMPAIRMENT OF ASSETS. During fiscal 1998, the Company made a strategic decision to dispose of its Irideon-Registered Trademark- architectural automated product line, and an asset sale was completed in October 1998. As a result of this decision, the Irideon-Registered Trademark- assets were written down to their net realizable value, resulting in a pre-tax charge of $3.5 million during the period ended September 30, 1998.

    RESTRUCTURING COSTS. In 1998, the Company recorded a one-time pretax charge of $1.1 million for the estimated costs of restructuring the Company's operations. The costs include the cost of employee and lease terminations. The employee termination costs are comprised primarily of severance payments and other employee related costs associated with terminating the employment of approximately 75 people. The lease termination costs represent the cost of cancelling an operating lease as a result of relocating the Company's manufacturing operations.

    INTEREST EXPENSE. Interest expense decreased 24.4%, or $0.9 million, to $2.8 million in fiscal 1998, compared to $3.7 million in fiscal 1997. This decrease was attributable to the reduction in indebtedness from the use of the proceeds from the Company's initial public offering in October 1997 to repay $21.3 million of indebtedness and the subsequent negotiation of a new credit facility in December 1997 with lower interest rates.

    EXTRAORDINARY LOSS. A non-cash extraordinary loss of $0.7 million was recorded in fiscal 1998, net of $0.4 million of tax benefit, relating to the early extinguishment of debt under the Company's old credit facility.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In fiscal 1998, the Company recorded a cumulative effect of change in accounting principle loss of $0.2 million, net of $0.1 million of tax benefit, relating to start-up costs that had previously been capitalized.

    INCOME TAXES. Effective tax rates in fiscal 1998 and 1997 were 39.9% and 40.2%, respectively.

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

QUARTERLY FLUCTUATIONS AND SEASONALITY

    The following table sets forth certain quarterly income statement data and EBITDA for each of the Company's last three fiscal years, which were derived from unaudited financial statements of the Company. In the opinion of the Company's management, this income statement data contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.

                                                                      QUARTERS ENDED
                                                    --------------------------------------------------
                                                    DECEMBER 31    MARCH 31     JUNE 30   SEPTEMBER 30  FISCAL YEAR
                                                    ------------  -----------  ---------  ------------  -----------
                                                                            (IN THOUSANDS)
FISCAL 1996
Total Revenues....................................   $   16,791    $  16,995   $  19,645   $   23,707    $  77,138
EBITDA............................................        3,648        3,436       4,845        6,588       18,517
Operating income..................................        1,186          915       2,285        4,063        8,449
FISCAL 1997
Total Revenues....................................   $   22,326    $  22,384   $  22,185   $   23,763    $  90,658
EBITDA............................................        5,215        5,083       5,989        6,347       22,634
Operating income..................................        2,424        2,265       2,954        3,328       10,971
FISCAL 1998
Total Revenues....................................   $   22,519    $  19,227   $  22,529   $   24,101    $  88,376
EBITDA............................................        6,033        3,134       4,099       (1,345)      11,921
Operating income (loss)...........................        2,808         (128)        662       (4,999)      (1,657)

------------------------------

    EBITDA is calculated herein as income before income taxes, extraordinary loss and cumulative effect of change in accounting principle plus depreciation, amortization and net interest expense. The Company believes that EBITDA serves as an important financial analysis tool for measuring and comparing financial information such as liquidity, operating performance and leverage. EBITDA should not be considered an alternative to net income or other cash flow measures determined under generally accepted accounting principles as an indicator of the Company's performance or liquidity. EBITDA as disclosed herein may not be comparable to EBITDA as disclosed by other companies.

    The Company early adopted SOP 98-5 and restated 1998 first quarter results to record a pre-tax charge of $282 as a cumulative effect of change in accounting principle.

    The Company has experienced and is expected to continue to experience fluctuations in quarterly operating results, both between different quarters within the same fiscal year and with respect to the same quarter between different fiscal years. These fluctuations arise from several factors, including the timing and dollar value of sales-type leases with customers, the dependence of the Company on concert tours, which are unpredictable in timing and duration, the introduction of new products and general economic conditions both domestically and internationally. In addition, the Company's business is subject to seasonal fluctuations with the highest percentage of its revenues being generated in the summer months and the lowest percentage being generated in winter months. Because of the possibilities of significant fluctuations, results for any quarter may not be indicative of results that may be achieved in a full year. While the Company expects to experience growth in its revenues and profits, there can be no assurance that the Company's historical levels of revenues or profits will be sustained, particularly on a quarterly basis. EBITDA and operating loss for the quarter ended September 30, 1998, include charges totaling $4.6 million for the write-down of impaired
Irideon-Registered Trademark- assets to their net realizable value and employee termination and lease cancellation costs associated with restructuring the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of approximately $7.9 million, $15.2 million and $6.5 million during fiscal 1996, 1997 and 1998, respectively.

    During fiscal 1997, the Company borrowed under a multicurrency credit agreement (the "Old Credit Agreement") to partially finance its operations and capital expenditures. On October 21, 1997, the Company consummated the initial public offering of its Common Stock and used the net proceeds thereof, approximately $21.3 million, to repay indebtedness under the Old Credit Agreement. In December 1997, the Company entered into a new multicurrency credit agreement, with SunTrust Bank, Atlanta ("SunTrust"), as agent for the lenders thereunder (the "New Credit Agreement"), which replaced the Old Credit Agreement. The New Credit Agreement, as amended in December 1998, has a five-year term and initially provides the Company with a $50 million revolving credit facility, which is secured by substantially all of the assets owned by the Company's domestic subsidiaries and the pledge of 65% of the capital stock of the Company's foreign subsidiaries. The initial commitment decreases by $1.0 million during the third and fourth quarters of fiscal 1999 and $1.5 million per quarter thereafter through maturity. The commitment fee on the unused portion of the facility and the interest charged on the outstanding balance of the facility are determined by a pricing grid based on the Company's ratio of Adjusted Funded Debt (as defined in the New Credit Agreement) to EBITDA (as defined in the New Credit Agreement). The commitment fee ranges from 0.2% to 0.50% and the interest rate ranges from 1.0% to 3.5% above the London interbank offering rate ("LIBOR") or SunTrust's base rate. The New Credit Agreement includes customary negative covenants such as limitations on capital expenditures and restrictions on the Company's ability to incur debt, make acquisitions or investments, sell assets or pay dividends. Also, the New Credit Agreement includes financial covenants regarding the Company's net worth, ratio of Adjusted Funded Debt to total capitalization, the ratio of Adjusted Funded Debt to EBITDA and the ratio of EBITDAR (as defined in the New Credit Agreement) to interest expense, rent expense and capital expenditures. As of December 21, 1998, $47.2 million was outstanding under the New Credit Agreement (based on currency exchange rates as of that date).

    The Company has hedged a portion of its currency fluctuation risk by borrowing in British pounds sterling and Japanese yen under the both the Old Credit Agreement and the New Credit Agreement. Cash generated from the Company's England and Japan offices is typically denominated in British pounds sterling and Japanese yen, respectively, and is used to pay expenses incurred in these currencies and service the foreign currency borrowings. The Company is a party to two interest rate swap agreements which fix the Company's effective interest costs under a portion of the New Credit Agreement. See Note E of "Notes to Consolidated Financial Statements."

    The Company has funded the costs to manufacture automated lighting equipment to be rented to certain distributors with advances made by the distributors under the terms of the Company's distributorship agreements. The distributors typically advance to the Company an amount equal to the cost to manufacture the equipment, and enter into agreements whereby the distributors have the exclusive right to sublease the lighting equipment within defined territories. Borrowings by the Company under these agreements, which are secured by liens against the applicable equipment, are repaid by the Company through future rentals due from the distributors under the terms of their distributorship agreements and bear interest at various rates ranging up to 7% annually. Proceeds received under these distributorship agreements were approximately $1.7 million, $1.2 million and $0.7 million for fiscal 1996, 1997 and 1998, respectively, and outstanding borrowings from distributors at September 30, 1996, 1997 and 1998 were approximately $2.8 million, $2.3 million and $1.2 million, respectively. All amounts advanced by distributors are accounted for by the Company as short-term debt. See "Business--Marketing, Sales and Distribution."

    The Company has borrowed money to purchase computer equipment and office furniture and fixtures. These loans typically amortize over three years and bear interest at various rates ranging from 4.70% to 8.71%. Proceeds received under this type of financing were approximately $1.8 million, $1.1 million and $2.0 million for fiscal 1996, 1997 and 1998, respectively, and borrowings outstanding at September 30, 1996, 1997 and 1998 were approximately $2.8 million, $2.6 million and $3.2 million, respectively.

    The Company has also used customer advances to fund short-term working capital and immediate capital expenditure needs for specific contracts. As of September 30, 1996, 1997 and 1998, the Company had unearned revenue related to customer advances of approximately $2.2 million, $3.0 million and $1.7 million, respectively.

    Dividends paid to stockholders totaled approximately $0.6 million with respect to each of fiscal 1996 and 1997. The Company did not pay dividends in fiscal 1998. The Company does not anticipate paying any additional cash dividends for the foreseeable future. See "Market for Registrant's Common Equity and Related Stockholder Matters."

    The Company's business requires significant capital expenditures. Capital expenditures for fiscal 1996, 1997 and 1998 were approximately $12.0 million, $23.2 million and $25.8 million, respectively, of which approximately $10.2 million, $19.2 million and $22.2 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting and concert sound systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands. Total rental equipment inventories increased from approximately $61.6 million at the beginning of fiscal 1995 to $126.5 million at September 30, 1998. This increase primarily consisted of automated lighting equipment, including new products, additional inventory of existing products and the replacement of equipment leased under sales-type leases. The Company's management anticipates capital expenditures of approximately $13.0 million during fiscal 1999, primarily for expansion of rental inventories.

    Inventory included in current assets consists primarily of spare parts inventory for the Company's VARI*LITE-Registered Trademark- automated lighting equipment and, until the sale of the Irideon-Registered Trademark- product line in October 1998, raw materials and finished goods for Irideon-Registered Trademark- products. Raw materials represented 83%, 86% and 87% of total inventory at September 30, 1996, 1997 and 1998, respectively.

    The Company had a working capital deficit of approximately $0.6 million and $0.8 million at September 30, 1996 and 1997, respectively. The Company had a working capital surplus of $6.2 million at September 30, 1998. The Company has historically maintained working capital deficits since the bulk of its revenue generating assets are classified as long-term assets rather than current assets. The working capital surplus in 1998 is primarily the result of terminating the Old Credit Agreement, which included borrowings classified as current at September 30, 1997, with proceeds from the New Credit Agreement.

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

IMPACT OF THE YEAR 2000 ISSUE

    The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's". These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

    In 1995 and 1996, the Company invested approximately $2.2 million constructing a wide-area network throughout the United States and implementing Oracle financial and manufacturing applications. The Company has conducted a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is attempting to ensure that its information systems and technology and computer systems are year 2000 compliant. This review is part of the Company's overall upgrade of its systems and as a result the Company has no separate budget for year 2000 compliance. Expenses relating to reviewing and assessing systems are included in historical operating expenses as part of information systems and technology and have not been separately identified. The Company's upgrades are substantially complete and management expects upgrades to the European based operations will be completed by mid-1999. Management believes that with the installation of the new systems, conversion to new software and modifications to existing software, the year 2000 issue will pose no significant operational problems for the Company.

    The Company is currently discussing with its vendors and customers the possibility of any year 2000 interface difficulties that may affect the Company. The ability of third parties with whom the Company transacts business to adequately address their year 2000 issue is, however, outside of the Company's control.

    To date, the Company has not identified any information technology assets under the control of the Company that represent a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented. The Company does not have a contingency plan with respect to the year 2000 issue if the information systems and technology upgrade is not completed or is delayed beyond the end of 1999.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This report includes "forward-looking statements" as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

When used in this report, the words "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company: fluctuations in operating results and seasonality; ability to introduce new products; technological changes; reliance on intellectual property; dependence on entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; dependence on key suppliers; dependence on manufacturing facility; and the year 2000 issue. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report on the basis that the registrant will file a definitive proxy statement pursuant to Regulation 14A for its annual meeting of shareholders to be held on February 26, 1999 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Report of the Compensation Committee and Omnibus Committee on Executive Compensation or the Stock Performance Graph included in the Proxy Statement.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors and executive officers required by this item is incorporated by reference to the sections entitled "Election of Directors" and "Management--Executive Officers" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the section entitled "Outstanding Capital Stock" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the section entitled "Transactions with Directors, Officers and Affiliates" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Financial Statements

        The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

    (b) Financial Statement Schedule

  SCHEDULE     DESCRIPTION                                                                                    PAGE
-------------  ------------------------------------------------------------------------------------------     -----
         II    Valuation and Qualifying Accounts                                                                   28

    The auditors' report with respect to the above-listed financial statement schedule appears on page F-2 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

    (c) Reports on Form 8-K

        None

    (d) Exhibits

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
  3.1  Certificate of Incorporation of the Company (incorporated by reference to
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 No.
         333-33559)

  3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 No. 333-33559)

  4.1  Form of certificate representing shares of the Company's Common Stock
         (incorporated by reference to Exhibit 4.1 to the Company's Registration
         Statement on Form S-1 No. 333-33559)

  4.2  Warrant Agreement, dated as of July 31, 1996, among the Company, Brown
         Brothers Harriman & Co., NBD Bank, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) and Comerica Bank Texas (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form
         S-1 No. 333-33559)

 10.1  Employment Agreement, dated as of July 1, 1995, between the Company and
         H.R. Brutsche III (incorporated by reference to Exhibit 10.1 to the
         Company's Registration Statement on Form S-1 No. 333-33559)

 10.2 Amendment No. 1, dated as of August 11, 1997, to the Employment Agreement, dated as of July 1, 1995, between the Company and H.R. Brutsche III
         (incorporated by reference to Exhibit 10.2 to the Company's Registration
         Statement on Form S-1 No. 333-33559)

 10.3  Consulting Agreement, dated as of July 1, 1995, between the Company and J.
         Anthony Smith (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 333-33559)

 10.4  Consulting Agreement, dated as of July 1, 1995, between the Company and
         John D. Maxson (incorporated by reference to Exhibit 10.4 to the
         Company's Registration Statement on Form S-1 No. 333-33559)

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 10.5  Amendment No. 1, dated as of August 11, 1997, to the Consulting Agreement, dated as of July 1, 1995, between the Company and John D. Maxson
         (incorporated by reference to Exhibit 10.5 to the Company's Registration
         Statement on Form S-1 No. 333-33559)

 10.6  Consulting Agreement, dated as of July 1, 1995, between the Company and
         James H. Clark, Jr. (incorporated by reference to Exhibit 10.6 to the
         Company's Registration Statement on Form S-1 No. 333-33559)

 10.7  Deferred Compensation Agreement, dated as of July 1, 1995, between the
         Company and H.R. Brutsche III (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 No. 333-33559)

 10.8  Deferred Compensation Agreement, dated as of July 1, 1995, between the
         Company and John D. Maxson (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 No. 333-33559)

 10.9  Deferred Compensation Agreement, dated as of July 1, 1995, between the
         Company and James H. Clark, Jr. (incorporated by reference to Exhibit
         10.9 to the Company's Registration Statement on Form S-1 No. 333-33559)

 10.10 Deferred Compensation Agreement, dated as of July 1, 1995, between the
         Company and J. Anthony Smith (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 No. 333-33559)

 10.11 Compensation Continuation Agreement, dated as of March 31, 1994, among the
         Company, Vari-Lite, Inc., Showco, Inc. and H.R. Brutsche III
         (incorporated by reference to Exhibit 10.11 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

 10.12 Compensation Continuation Agreement, dated as of March 31, 1994, among the
         Company, Vari-Lite, Inc., Showco, Inc. and John D. Maxson (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 No. 333-33559)

 10.13 Compensation Continuation Agreement, dated as of March 31, 1994, among the
         Company, Vari-Lite, Inc., Showco, Inc. and James H. Clark, Jr.
         (incorporated by reference to Exhibit 10.13 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

 10.14 Statement and Terms of Employment, dated as of April 1, 1994, between
         Vari-Lite Europe Ltd. and Brian L. Croft (incorporated by reference to
         Exhibit 10.14 to the Company's Registration Statement on Form S-1 No.
         333-33559)

 10.15 Split-Dollar Agreement, dated as of October 12, 1995, among the Company,
         Brown Brothers Harriman Trust Company of Texas, trustee of the H.R.
         Brutsche III Insurance Trust, and H.R. Brutsche III (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 No. 333-33559)

 10.16 Amended and Restated Split-Dollar Agreement, dated as of October 12, 1995, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the H.R. Brutsche III Insurance Trust, and H.R. Brutsche III
         (incorporated by reference to Exhibit 10.16 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

 10.17 Amended and Restated Split-Dollar Agreement, dated as of October 12, 1997, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the John D. Maxson 1995 Irrevocable Trust, and John D. Maxson
         (incorporated by reference to Exhibit 10.17 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 10.18 Split-Dollar Life Insurance Agreement, dated as of October 12, 1995, among the Company, James Howard Cullum Clark and James H. Clark, Jr.
         (incorporated by reference to Exhibit 10.18 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

 10.19 Amended and Restated Split-Dollar Agreement, dated as of October 12, 1995, between the Company, James Howard Cullum Clark and James H. Clark, Jr.
         (incorporated by reference to Exhibit 10.19 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

 10.20 Vari-Lite International, Inc. 1997 Omnibus Plan (including forms of
         Incentive Stock Option Agreement and Nonqualified Stock Option
         Agreement) (incorporated by reference to Exhibit 10.20 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

 10.21 Vari-Lite International, Inc. Employees' Stock Ownership Plan
         (incorporated by reference to Exhibit 10.21 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

 10.22 Vari-Lite International, Inc. Employees' Stock Equivalence Plan
         (incorporated by reference to Exhibit 10.22 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

 10.23 Vari-Lite International, Inc. Annual Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.23 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

 10.24 Employment Agreement, dated as of August 28, 1995, by and between the Company and James E. Kinnu (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 No. 333-33559)

 10.25 Severance Agreement, dated as of September 30, 1996, by and between the Company and James E. Kinnu (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 No. 333-33559)

 10.26 Ground Lease, dated as of December 21, 1995, among Brazos Beltline
         Development, Inc. and Vari-Lite, Inc., Showco, Inc., IGNITION! Creative
         Services, Inc., Concert Production Lighting, Inc. and Irideon, Inc.
         (incorporated by reference to Exhibit 10.36 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

 10.27 Guaranty, dated as of December 21, 1995, by the Company (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 No. 333-33559)

 10.28 Form of Indemnification Agreement with Directors and Officers
         (incorporated by reference to Exhibit 10.38 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

 10.29 Agreement and Plan of Merger, dated as of August 27, 1997, between the Company and Vari-Lite Texas (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 No. 333-33559)

 10.30 International Swap Dealers Association, Inc. Master Agreement, dated as of
         November 23, 1993, between the Company and Brown Brothers, Harriman &
         Co. (along with confirmation of Interest Rate Swap Transaction)
         (incorporated by reference to Exhibit 10.40 to the Company's
         Registration Statement on Form S-1 No. 333-33559)

 10.31 International Swap Dealers Association, Inc. Master Agreement, dated as of
         September 13, 1996, between Vari-Lite, Inc. and SunTrust Bank, Atlanta
         (along with confirmations of Interest Rate Transactions) (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 No. 333-33559)

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 10.32 Multicurrency Credit Agreement, dated as of December 19, 1997, among the
         Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to Exhibit 10.32 to the Company's
         Annual Report on Form 10-K for the year ended September 30, 1997)

 10.33 Amendment No. 1, dated April 24, 1998 to the Multicurrency Credit
         Agreement, dated as of December 19, 1997, among the Company and SunTrust
         Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form
         10-Q for the quarterly period ended March 31, 1998)

 10.34 Amendment No. 2, dated July 31, 1998 to the Multicurrency Credit
         Agreement, dated as of December 19, 1997, among the Company and SunTrust
         Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form
         10-Q for the quarterly period ended June 30, 1998)

*10.35 Amendment No. 3, dated December 15, 1998 to the Multicurrency Credit
         Agreement, dated as of December 19, 1997, among the Company and SunTrust
         Bank, Atlanta, as agent for the other banks thereunder

*11.1  Statements re computation of per share earnings

*21.1  List of Company's Subsidiaries

*27.1  Financial Data Schedule

------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas and State of Texas on the 29th day of December, 1998.

                                VARI-LITE INTERNATIONAL, INC.

                                By:            /s/ H.R. BRUTSCHE, III
                                     -----------------------------------------
                                                 H.R. Brutsche, III
                                        CHAIRMAN OF THE BOARD, PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 29th day of December, 1998.

             NAME                         TITLE
------------------------------  --------------------------

                                Chairman of the Board,
    /s/ H.R. BRUTSCHE, III        President and Chief
------------------------------    Executive Officer
      H.R. Brutsche, III          (Principal Executive
                                  Officer)

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

      /s/ JOHN D. MAXSON
------------------------------  Director
        John D. Maxson

    /s/ C. VINCENT PROTHRO
------------------------------  Director
      C. Vincent Prothro

     /s/ JOHN R. RETTBERG
------------------------------  Director
       John R. Rettberg

     /s/ J. ANTHONY SMITH
------------------------------  Director
       J. Anthony Smith

Schedule II
VARI-LITE INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
(in thousands of dollars)

                                                                                 CHARGED TO      WRITE-OFFS
                                                                    BEGINNING     COSTS AND     AND DISCOUNTS     ENDING
DESCRIPTION                                                          BALANCE      EXPENSES         ALLOWED        BALANCE
-----------------------------------------------------------------  -----------  -------------  ---------------  -----------
September 30, 1996

  Allowances deducted from assets to which they apply

    Allowance for doubtful accounts..............................   $     495     $     408       $    (555)     $     348

    Allowance for excess and obsolete inventory..................         363            23          --                386

September 30, 1997

  Allowances deducted from assets to which they apply

    Allowance for doubtful accounts..............................         348           134             (32)           450

    Allowance for excess and obsolete inventory..................         386            23          --                409

September 30, 1998

  Allowances deducted from assets to which they apply

    Allowance for doubtful accounts..............................         450           741            (291)           900

    Allowance for excess and obsolete inventory..................         409            15          --                424

                         INDEX TO FINANCIAL STATEMENTS
                      CONSOLIDATED FINANCIAL STATEMENTS OF
                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................         F-2

Consolidated Balance Sheets as of September 30, 1997 and 1998..............................................         F-3

Consolidated Statements of Income for the Years Ended September 30, 1996, 1997, and 1998...................         F-4

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1997 and 1998......         F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1997 and 1998................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Vari-Lite International, Inc.
Dallas, Texas

    We have audited the accompanying consolidated balance sheets of Vari-Lite International, Inc. and subsidiaries (herein referred to as "the Company") as of September 30, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
November 20, 1998 (December 21, 1998, as to
Note P)

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS

                                                                                               1997        1998
                                                                                            ----------  ----------
CURRENT ASSETS:
  Cash....................................................................................  $    1,862  $    3,838
  Receivables, less allowance for doubtful accounts of $450 and $900......................      14,445      13,471
  Inventory...............................................................................       4,050       6,075
  Prepaid expense and other current assets................................................       2,536       1,749
                                                                                            ----------  ----------
    TOTAL CURRENT ASSETS..................................................................      22,893      25,133
EQUIPMENT AND OTHER PROPERTY:
  Lighting and sound equipment............................................................     102,487     127,763
  Machinery and tools.....................................................................       2,929       5,097
  Furniture and fixtures..................................................................       3,945       4,439
  Office and computer equipment...........................................................       9,189      10,399
  Work in progress and raw materials inventory............................................       5,343       5,320
                                                                                            ----------  ----------
                                                                                               123,893     153,018
    Less accumulated depreciation and amortization........................................      55,248      71,745
                                                                                            ----------  ----------
                                                                                                68,645      81,273
OTHER ASSETS..............................................................................       5,166       8,221
                                                                                            ----------  ----------
    TOTAL ASSETS..........................................................................  $   96,704  $  114,627
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses...................................................  $   12,086  $   13,189
  Unearned revenue........................................................................       2,992       1,694
  Income taxes payable....................................................................         820         999
  Current portion of long-term obligations................................................       7,824       3,049
                                                                                            ----------  ----------
    TOTAL CURRENT LIABILITIES.............................................................      23,722      18,931
LONG-TERM OBLIGATIONS.....................................................................      38,418      47,284
DEFERRED INCOME TAXES.....................................................................       7,023       3,708
                                                                                            ----------  ----------
    TOTAL LIABILITIES.....................................................................      69,163      69,923
COMMITMENTS AND CONTINGENCIES (Note F)                                                          --          --
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares
    outstanding)..........................................................................      --          --
  Common Stock, $0.10 par value (40,000,000 shares authorized; 5,800,003 and 7,800,003
    shares outstanding)...................................................................         585         785
  Treasury Stock..........................................................................        (186)       (186)
  Additional paid-in capital..............................................................       3,344      24,426
  Stockholder notes receivable............................................................        (176)        (82)
  Stock purchase warrants.................................................................         600         600
  Accumulated other comprehensive income (loss)--foreign currency translation
    adjustment............................................................................         361        (230)
  Retained earnings.......................................................................      23,013      19,391
                                                                                            ----------  ----------
    TOTAL STOCKHOLDERS' EQUITY............................................................      27,541      44,704
                                                                                            ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................  $   96,704  $  114,627
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                  1996       1997       1998
                                                                                ---------  ---------  ---------
Rental revenues...............................................................  $  65,741  $  75,529  $  74,863
Product sales and services revenues...........................................     11,397     15,129     13,513
                                                                                ---------  ---------  ---------
  TOTAL REVENUES..............................................................     77,138     90,658     88,376
Rental cost...................................................................     26,425     29,371     33,764
Product sales and services cost...............................................      7,783     10,676      9,880
                                                                                ---------  ---------  ---------
  TOTAL COST OF SALES.........................................................     34,208     40,047     43,644
                                                                                ---------  ---------  ---------
GROSS PROFIT..................................................................     42,930     50,611     44,732
Selling, general and administrative expense...................................     30,077     32,983     35,077
Research and development expense..............................................      4,404      6,657      6,690
Impairment of assets..........................................................     --         --          3,542
Restructuring costs...........................................................     --         --          1,080
                                                                                ---------  ---------  ---------
  TOTAL OPERATING EXPENSES....................................................     34,481     39,640     46,389
                                                                                ---------  ---------  ---------
OPERATING INCOME (LOSS).......................................................      8,449     10,971     (1,657)
Interest expense (net)........................................................      3,092      3,726      2,818
                                                                                ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE..............................................      5,357      7,245     (4,475)
Income taxes (benefit)........................................................      2,238      2,916     (1,785)
                                                                                ---------  ---------  ---------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE........................................................      3,119      4,329     (2,690)
Extraordinary loss............................................................     --         --           (737)
Cumulative effect of change in accounting principle...........................     --         --           (195)
                                                                                ---------  ---------  ---------
NET INCOME (LOSS).............................................................      3,119      4,329     (3,622)
Other comprehensive income (loss)--foreign currency translation adjustment....        125       (544)      (591)
                                                                                ---------  ---------  ---------
COMPREHENSIVE INCOME (LOSS)...................................................  $   3,244  $   3,785  $  (4,213)
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
WEIGHTED AVERAGE SHARES OUTSTANDING...........................................  5,813,256  5,799,328  7,712,332
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING...................................  5,911,986  5,818,801  7,712,332
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

PER SHARE INFORMATION
BASIC:
  Income (loss) before extraordinary loss and cumulative effect of change in
    accounting principle......................................................  $    0.54  $    0.75  $   (0.35)
  Extraordinary loss..........................................................  $  --      $  --      $   (0.10)
  Cumulative effect of change in accounting principle.........................  $  --      $  --      $   (0.02)
  Net income (loss)...........................................................  $    0.54  $    0.75  $   (0.47)
DILUTED:
  Income (loss) before extraordinary loss and cumulative effect of change in
    accounting principle......................................................  $    0.53  $    0.74  $   (0.35)
  Extraordinary loss..........................................................  $  --      $  --      $   (0.10)
  Cumulative effect of change in accounting principle.........................  $  --      $  --      $   (0.02)
  Net income (loss)...........................................................  $    0.53  $    0.74  $   (0.47)

Dividends declared............................................................  $    0.11  $    0.18  $    0.00

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                        PREFERRED STOCK            COMMON STOCK           TREASURY STOCK      ADDITIONAL
                                    ------------------------  ----------------------  ----------------------    PAID-IN
                                      SHARES       AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL
                                    -----------  -----------  ---------  -----------  ---------  -----------  -----------
BALANCE, OCTOBER 1, 1995..........      --        $  --       5,813,687   $     581      --       $  --        $   2,843
Dividends declared................
Purchase of treasury stock........                                                       (7,527)        (28)
Purchases of stock warrants.......
Issuance of stock warrants........
Payments on stockholder notes
  receivable......................
Issuance of stock to the ESOP and
  ESEP............................                               16,515           2                                  253
Other comprehensive income--
  foreign currency translation
  adjustment......................
Net income........................
                                         -----   -----------  ---------       -----   ---------       -----   -----------
BALANCE, SEPTEMBER 30, 1996.......      --           --       5,830,202         583      (7,527)        (28)       3,096
Dividends declared................
Purchase of treasury stock........                                                      (37,637)       (158)
Payments on stockholder notes
  receivable......................
Issuance of stock to the ESOP and
  ESEP............................                               14,965           2                                  248
Other comprehensive income--
  foreign currency translation
  adjustment......................
Net income........................
                                         -----   -----------  ---------       -----   ---------       -----   -----------
BALANCE, SEPTEMBER 30, 1997.......      --           --       5,845,167         585     (45,164)       (186)       3,344
Initial public offering...........                            2,000,000         200                               21,082
Payments on stockholder notes
  receivable......................
Other comprehensive income--
  foreign currency translation
  adjustment......................
Net loss..........................
                                         -----   -----------  ---------       -----   ---------       -----   -----------
BALANCE, SEPTEMBER 30, 1998.......      --        $  --       7,845,167   $     785     (45,164)  $    (186)   $  24,426
                                         -----   -----------  ---------       -----   ---------       -----   -----------
                                         -----   -----------  ---------       -----   ---------       -----   -----------

                                     STOCKHOLDER       STOCK      ACCUMULATED OTHER
                                        NOTES        PURCHASE       COMPREHENSIVE     RETAINED
                                     RECEIVABLES     WARRANTS          INCOME         EARNINGS      TOTAL
                                    -------------  -------------  -----------------  -----------  ---------
BALANCE, OCTOBER 1, 1995..........    $    (399)     $     663        $     780       $  16,861   $  21,329
Dividends declared................                                                         (648)       (648)
Purchase of treasury stock........                                                                      (28)
Purchases of stock warrants.......                        (663)                             403        (260)
Issuance of stock warrants........                         600                                          600
Payments on stockholder notes
  receivable......................           46                                                          46
Issuance of stock to the ESOP and
  ESEP............................                                                                      255
Other comprehensive income--
  foreign currency translation
  adjustment......................                                          125                         125
Net income........................                                                        3,119       3,119
                                          -----          -----            -----      -----------  ---------
BALANCE, SEPTEMBER 30, 1996.......         (353)           600              905          19,735      24,538
Dividends declared................                                                       (1,051)     (1,051)
Purchase of treasury stock........                                                                     (158)
Payments on stockholder notes
  receivable......................          177                                                         177
Issuance of stock to the ESOP and
  ESEP............................                                                                      250
Other comprehensive income--
  foreign currency translation
  adjustment......................                                         (544)                       (544)
Net income........................                                                        4,329       4,329
                                          -----          -----            -----      -----------  ---------
BALANCE, SEPTEMBER 30, 1997.......         (176)           600              361          23,013      27,541
Initial public offering...........                                                                   21,282
Payments on stockholder notes
  receivable......................           94                                                          94
Other comprehensive income--
  foreign currency translation
  adjustment......................                                         (591)                       (591)
Net loss..........................                                                       (3,622)     (3,622)
                                          -----          -----            -----      -----------  ---------
BALANCE, SEPTEMBER 30, 1998.......    $     (82)     $     600        $    (230)      $  19,391   $  44,704
                                          -----          -----            -----      -----------  ---------
                                          -----          -----            -----      -----------  ---------

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                                        1996       1997       1998
                                                                                      ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss).................................................................  $   3,119  $   4,329  $  (3,622)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................................      9,869     11,459     13,515
    Amortization of note discount and deferred loan fees............................        199        346         83
    Provision for doubtful accounts.................................................        348        134        641
    Extraordinary loss from early extinguishment of debt............................     --         --            737
    Cumulative effect of change in accounting principle.............................     --         --            195
    Impairment of assets............................................................     --         --          3,542
    Deferred income taxes...........................................................      1,127      1,470     (2,735)
    Loss (gain) on sale of equipment and other property.............................         42       (171)       (18)
    Provisions for ESOP and ESEP contributions......................................        250        250        250
      Net change in assets and liabilities:.........................................
        Accounts receivable.........................................................     (3,396)    (2,500)     1,758
        Prepaid expenses............................................................      1,060     (1,720)       746
        Inventory...................................................................       (382)    (1,655)    (3,561)
        Other assets................................................................     (2,616)    (1,462)    (3,085)
        Accounts payable, accrued liabilities and income taxes payable..............     (2,726)     3,960       (568)
        Unearned revenue............................................................      1,031        797     (1,404)
                                                                                      ---------  ---------  ---------
        Net cash provided by operating activities...................................      7,925     15,237      6,474
Cash flows from investing activities:
  Capital expenditures, including rental equipment..................................    (11,981)   (23,212)   (25,841)
  Acquisition of European companies, net of cash acquired...........................     --         --         (1,833)
  Proceeds from sale of equipment...................................................        155        141         98
                                                                                      ---------  ---------  ---------
        Net cash used in investing activities.......................................    (11,826)   (23,071)   (27,576)
Cash flows from financing activities:
    Proceeds from issuance of debt..................................................     28,204     21,997     79,760
    Principal payments on debt......................................................    (24,601)   (12,189)   (76,418)
    Proceeds from issuance of distributor advances..................................      1,745      1,237        690
    Principal payments on distributor advances......................................     (1,894)    (1,667)    (1,735)
    Proceeds from payments on stockholder notes receivable..........................         46        177         94
    Proceeds from public offering of common stock...................................     --         --         21,282
    Purchase of treasury stock......................................................        (28)      (158)    --
    Purchase of stock warrant.......................................................       (260)    --         --
        Dividends paid..............................................................       (648)    (1,051)    --
                                                                                      ---------  ---------  ---------
Net cash provided by financing activities...........................................      2,564      8,346     23,673
Effect from foreign currency translation adjustment.................................         (3)    (1,283)      (595)
                                                                                      ---------  ---------  ---------
Net increase (decrease) during the year.............................................     (1,340)      (771)     1,976
Cash, beginning of year.............................................................      3,973      2,633      1,862
                                                                                      ---------  ---------  ---------
Cash, end of year...................................................................  $   2,633  $   1,862  $   3,838
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest expense..................................................  $   3,234  $   4,102  $   2,732
    Cash paid for income taxes......................................................  $   1,528  $   1,787  $   1,313
    Non-cash transactions:
      Warrants issued...............................................................  $     600  $  --      $  --
      Warrants retired..............................................................  $    (403) $  --      $  --

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE A--ORGANIZATION:

    Vari-Lite International, Inc. (together with its subsidiaries, herein referred to as the "Company") is a leading international provider of proprietary automated lighting systems and related services to the entertainment industry, servicing markets such as concert touring, theatre, television and film and corporate events.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES

    The consolidated financial statements of Vari-Lite International, Inc. include the accounts of its wholly-owned subsidiaries which consist of operating and holding companies. The operating companies consist of Vari-Lite, Inc., Showco, Inc., I.R. Sub, Inc. (formerly Irideon, Inc.), IGNITION! Creative Group, Inc., Brilliant Stages, Ltd., Vari-Lite Asia, Inc., Vari-Lite Production Services Hong Kong Limited, Vari-Lite Production Services, Ltd., Vari-Lite Production Services, S.A., Vari-Lite Production Services, NV, Vari-Lite Production Services Europe, NV, Vari-Lite Production Services, AB, Vari-Lite Production Services, SAS and Vari-Lite Production Services-Dubai, Inc. The wholly-owned holding companies are comprised of Vari-Lite Europe Holdings, Ltd. and Vari-Lite Europe International, BV. During 1998, the Company acquired two of its distributors for a total purchase price of approximately $3,160, which created approximately $1,000 of goodwill. In October 1998, the Company acquired the VARI*LITE-Registered Trademark- distribution rights and related assets of its French distributor for approximately $1,200, virtually all of which will be recorded as goodwill. All material intercompany transactions and balances have been eliminated.

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

EQUIPMENT AND OTHER PROPERTY

    Equipment and other property are stated at cost or, in the case of capitalized leases, at the lower of the present value of future lease payments or the fair value of the equipment. Depreciation and amortization are provided on the straight-line method over the estimated useful lives ranging from three to ten years of the various classes of equipment and other property.

LONG-LIVED ASSETS

    As required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of", the Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) made recovery of the assets' carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

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

GOODWILL

    Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets of businesses acquired. Goodwill is amortized on a straight-line basis over periods not exceeding 25 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators are current and forecasted profitability of the related acquired business.

FOREIGN CURRENCY TRANSLATION

    In accordance with SFAS No. 52, "Foreign Currency Translation," the asset and liability accounts of the Company's non-U.S. subsidiaries are translated into U.S. dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at exchange rates which approximate the average rates prevailing during the year. The cumulative translation gains and losses are a component of comprehensive income and included in stockholders' equity.

REVENUE RECOGNITION

    Revenues related to equipment rental and services are recognized as earned over the terms of the contracts. Revenues from long-term leases classified as sales-type leases are recognized upon delivery and installation of the equipment. Revenues related to the sale of products are recognized upon shipment of the equipment.

RESEARCH AND DEVELOPMENT

    Costs incurred in connection with the development of new products are considered research and development costs and are charged to operations as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    In assessing the fair value of financial instruments at September 30, 1997 and 1998, the Company has used available market information and other valuation methodologies. Some judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The carrying amounts of cash, receivables, payables and long term obligations approximated fair value as of September 30, 1997 and 1998.

    The Company uses interest rate swap agreements to reduce risks associated with variable interest rates and does not enter into such transactions for speculative or trading purposes. The net interest received or paid on interest rate swap agreements is reflected as income or expense of the relevant hedged position. Gains and losses resulting from the termination of interest rate swap agreements are recognized in the period of settlement. The fair value of the interest rate swaps, which are carried at zero value, at September 30, 1997 and 1998 were liabilities to the Company of approximately $100 and $940, respectively.

INCOME TAXES

    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", and files a consolidated federal income tax return. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Provision is made for deferred taxes relating to temporary differences in the recognition of income and expense for financial reporting and for income tax purposes.

NET INCOME PER SHARE

    Net income per share is calculated by dividing net income by the weighted average shares outstanding for the applicable period. Potential common shares, including warrants and options, are included, to the extent considered dilutive, using the treasury stock method and are assumed to be outstanding for the full period in the period of issuance.

ACCOUNTING STANDARDS CHANGES

    In 1998, the Company adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-based Compensation". The Company also adopted SFAS No. 128, "Earning per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. All per share amounts have been computed using SFAS 128. Changes from previously reported amounts are not material. Options to purchase 556,000 shares of Common Stock at prices ranging from $7.875 to $13.20 were outstanding during 1998 but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. All of the options were still outstanding at the end of fiscal 1998. In addition, the Company early adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components. Also in 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which requires that such costs be expensed as incurred. The Company's practice has been to record the costs of bringing significant new operations into operation as deferred charges and to amortize them over periods of not more than five years. The Company early adopted the SOP effective October 1, 1997, and restated 1998 first quarter results to record a pre-tax charge of $282 ($195 after taxes, or $0.02 per basic and diluted share) as a cumulative effect of this accounting change.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be effective in 1999 and requires the disclosure of certain information about the Company's operating segments on a basis consistent with the way the Company is organized and operated. This standard expands or modifies disclosures and, accordingly, will have no effect on the Company's consolidated financial position, results of operations or cash flows.

    In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This standard, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than 2000. The Company is currently analyzing the effect of this standard and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

    In 1998, AcSec issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement, which becomes effective in 1999, requires that certain costs of developing or obtaining software for internal use be capitalized. The Company presently capitalizes most of the required costs, and consequently does not expect the statement to have any material effect on the Company's consolidated financial position, results of operations or cash flows.

OTHER

    Certain reclassifications have been made to the September 30, 1996 and 1997 consolidated financial statements to conform to the presentation in the September 30, 1998 consolidated financial statements.

NOTE C--INVENTORY:

    Inventory consists of the following:

                                                                               1997       1998
                                                                             ---------  ---------
Raw materials..............................................................  $   3,483  $   5,283
Work in progress...........................................................        350        616
Finished goods.............................................................        217        176
                                                                             ---------  ---------
                                                                             $   4,050  $   6,075
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE D--OTHER ASSETS:

    Other assets consist of the following:

                                                                               1997       1998
                                                                             ---------  ---------
Patents and trademarks.....................................................  $   3,524  $   5,686
Goodwill...................................................................        250      1,299
Deferred financing costs...................................................      1,469        426
Other, including sales-type lease receivables..............................        871      1,144
                                                                             ---------  ---------
                                                                                 6,114      8,555
Less accumulated amortization..............................................       (948)      (334)
                                                                             ---------  ---------
                                                                             $   5,166  $   8,221
                                                                             ---------  ---------
                                                                             ---------  ---------

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE D--OTHER ASSETS: (CONTINUED)
    Included in the amount of patents and trademarks are the amounts capitalized by the Company relating to a patent infringement suit in which the Company was the plaintiff. (See Note P).

NOTE E--LONG-TERM OBLIGATIONS:

    Long-term obligations expressed in U.S. dollars consist of the following:

                                                                            1997       1998
                                                                          ---------  ---------
Credit Facility:
  Term loans:
    U.S. dollars........................................................  $  17,750  $  --
    British pounds sterling.............................................      4,896     --
    Japanese yen........................................................        956     --
    Discount............................................................       (458)    --
                                                                          ---------  ---------
      Net term loans....................................................     23,144     --
  Revolving lines of credit:
    U.S. dollars........................................................     12,500     34,000
    British pounds sterling.............................................      3,966      8,500
    Japanese yen........................................................      1,809        981
    French franc........................................................     --          1,340
                                                                          ---------  ---------
      Total revolving lines of credit...................................     18,275     44,821
Advances from distributors..............................................      2,264      1,228
Obligations under capital leases with interest at 4.7% to 8.5%,
  maturities through 2002...............................................        140      1,171
Other...................................................................      2,419      3,113
                                                                          ---------  ---------
                                                                             46,242     50,333
Less current portion....................................................     (7,824)    (3,049)
                                                                          ---------  ---------
                                                                          $  38,418  $  47,284
                                                                          ---------  ---------
                                                                          ---------  ---------

    Based on the outstanding amounts under the Credit Facility as of September 30, 1997 and 1998, the weighted average interest rates were 8.88% and 7.80%, respectively.

    At September 30, 1997 and 1998, the Company had interest rate swap agreements with two of its primary lenders relating to a notional principal amount of $16,750 and $24,200, respectively, which effectively changes the Company's variable LIBOR interest rate exposure on a substantial portion of its

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE E--LONG-TERM OBLIGATIONS: (CONTINUED)
U.S. dollar borrowings to a fixed weighted average interest rate of 7.79%. The interest rate swap agreements mature as follows:

                                                                            1997       1998
                                                                          ---------  ---------
Year one................................................................  $   3,800  $   4,200
Year two................................................................      5,450     --
Year three..............................................................      1,000     --
Year four...............................................................      6,500     --
Year five...............................................................     --         20,000
                                                                          ---------  ---------
                                                                          $  16,750  $  24,200
                                                                          ---------  ---------
                                                                          ---------  ---------

    The Company is exposed to credit loss in the event of nonperformance by its lenders who are the counter-parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the lenders who are AAA rated financial institutions.

    On December 19, 1997, the Company entered into a five-year $50,000 multicurrency revolving credit facility (the "New Credit Facility") and canceled its existing Credit Facility. The initial $50,000 commitment on the New Credit Facility, as amended in December 1998, (see Note P) decreases by $1,000 during the third and fourth quarters of fiscal 1999 and $1,500 per quarter thereafter through maturity. Borrowings under the New Credit Facility bear interest at the lenders base rate or LIBOR plus a rate margin ranging from 1.00% to 3.50% based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the credit agreement) and are secured by substantially all of the assets owned by the Company's domestic subsidiaries and a pledge of 65% of the capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures, on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock.

    In connection with certain distributor agreements, the Company has received advances to provide the necessary funds for construction of the leased lighting systems (see Note H). The remaining balances outstanding under such borrowings at September 30, 1997 and 1998, were $2,264 and $1,228, respectively. Equipment with a net book value of approximately $6,600 at September 30, 1998 ($8,200 at September 30, 1997) has been pledged to the distributors as collateral for such loans. The interest rate on substantially all the notes is variable and ranged from 3% to 7% for the years ended September 30, 1997 and 1998. Substantially all the advances are nonrecourse and are repaid from the Company's portion of the rental revenue earned on the associated leases.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE E--LONG-TERM OBLIGATIONS: (CONTINUED)
    Maturities of long-term obligations, including capital lease obligations, are approximately as follows:

                                                                            1997       1998
                                                                          ---------  ---------
Year one................................................................  $   7,824  $   3,049
Year two................................................................      5,224      4,488
Year three..............................................................      4,506      6,610
Year four...............................................................     28,688      6,186
Year five...............................................................     --         30,000
                                                                          ---------  ---------
                                                                          $  46,242  $  50,333
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE F--COMMITMENTS AND CONTINGENCIES:

    In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims. Management does not believe that these lawsuits will have a significant impact on the Company's financial position or results of operations. (See Note P).

NOTE G--STOCKHOLDERS' EQUITY:

    On October 15, 1997, in conjunction with the Company's reincorporation in Delaware and an initial public offering, the Board of Directors of the Company created a new class of common stock and authorized 40,000,000 shares. As a result of the reincorporation, stockholders received 3.76368 shares of common stock for each share of the Company's Class A common stock and Class B common stock held by the stockholders. Share amounts and the weighted average shares outstanding for all periods presented give effect to the recapitalization of the common stock. In addition, the Company authorized 10,000,000 shares of preferred stock which the Company's Board of Directors may issue for such consideration and on such terms as it deems desirable, including voting and conversion rights that could adversely affect the holders of common stock.

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

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE G--STOCKHOLDERS' EQUITY: (CONTINUED)
    Expenses incurred for the Company's account in connection with the issuance and distribution of the common stock registered were as follows:

Underwriting discounts and commissions..............................  $   1,680
Other Expenses......................................................      1,038(1)
                                                                      ---------
Total...............................................................  $   2,718
                                                                      ---------
                                                                      ---------

------------------------

(1) There were no direct or indirect payments to directors, officers or persons owning ten percent or more of the Company's securities, or their associates or affiliates. However, out-of-pocket expenses (i.e., attorneys, accountants, travel, lodging and meals) incurred directly in connection with the offering were reimbursed and are included in other expenses.

    The net offering proceeds to the Company were $21,282, all of which was used to repay indebtedness under the Company's Credit Facility.

    The Company adopted a fixed option plan during fiscal 1998 which reserves shares of common stock for issuance to executives, key employees and directors. No compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1998 consistent with the provisions in SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                                                        1998
                                                                                      ---------
Net income (loss)...................................................................  $  (3,911)
Basic net income (loss) per share...................................................  $    (.51)
Diluted net income (loss) per share.................................................  $    (.51)

    The weighted-average per share value of the options granted during 1998 is estimated at $4.44 on the date of grant. No options were granted prior to 1998. The fair values were determined using a Black-Scholes option pricing model with the following assumptions:

                                                                                          1998
                                                                                        ---------
Dividend yield........................................................................      0
Volatility............................................................................     30%
Risk-free interest rate...............................................................     6%
Expected life.........................................................................   5 yrs.

    Under the plan, the total number of stock options that may be granted is 800,000. The price of the options granted pursuant to the plan will be no less than the fair market value of the common stock on the

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE G--STOCKHOLDERS' EQUITY: (CONTINUED) date of grant. The options vest over a two-month to five-year period and expire ten years from the date of grant.

                                                                                     1998
                                                                           ------------------------
                                                                                         WEIGHTED-
                                                                                          AVERAGE
                                                                             OPTIONS     EXERCISE
                                                                              (000)        PRICE
                                                                           -----------  -----------
Outstanding--Beginning of year...........................................      --        $  --
Granted..................................................................         576        12.00
Exercised................................................................      --           --
Forfeited................................................................         (20)       12.00
Canceled or expired......................................................      --           --
                                                                                  ---   -----------
Outstanding--End of year.................................................         556(a)      12.00
                                                                                  ---
                                                                                  ---
Exercisable--End of year.................................................           8(a)      13.20
                                                                                  ---
                                                                                  ---

------------------------

(a) At September 30, 1998, exercise prices, number of options outstanding and remaining contractual life are shown in the following table:

                                                           OUTSTANDING                      EXERCISABLE
                                             ---------------------------------------  ------------------------
                                                           WEIGHTED-                                WEIGHTED-
                                                            AVERAGE      REMAINING                   AVERAGE
                                               NUMBER      EXERCISE     CONTRACTUAL     NUMBER      EXERCISE
EXERCISE PRICE RANGE                            (000)        PRICE     LIFE (YEARS)      (000)        PRICE
-------------------------------------------  -----------  -----------  -------------  -----------  -----------
$7.875-$11.875.............................          18    $    9.21           9.4        --        $  --
$12.00-$13.20..............................         538        12.09           9.0             8        13.20

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

    In July 1996, in connection with an amendment to the Company's Credit Facility, the Company issued warrants to purchase up to 242,233 shares of Common Stock at an exercise price based on the Company's earnings as defined in the warrant agreement ($11.53 per share). The terms of the warrants also provide for registration rights and adjustments to the price and number of shares in certain circumstances. The warrants expire on December 31, 2004. As of September 30, 1998, no warrants had been exercised.

NOTE H--LEASES:

AS LESSOR

    As lessor, the Company has agreements whereby it has leased certain lighting equipment to various distributors. These agreements are accounted for as operating leases. Under the terms of these agreements, these distributors have the exclusive right for a specified time period to market the lighting

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE H--LEASES: (CONTINUED)
equipment by subrental within defined territories. The distributors' lease payments to the Company are based on a pre-determined percentage of the gross rental revenue received by the distributors from their subrental of the lighting equipment and amounted to approximately $4,893, $4,197 and $2,693 for the years ended September 30, 1996, 1997, and 1998, respectively. The lighting equipment under these leasing arrangements had a net book value of approximately $7,473, $8,231 and $6,594 at September 30, 1996, 1997 and 1998, respectively.

    The Company is also the lessor under sales-type leases. Leases classified as sales-type leases generally stipulate that all lease payments be made within 30 days of the commencement of the lease term; however, the Company has also entered into certain sales-type leases that allow for periodic payment throughout the term of the lease. The Company recorded revenues of $4,544, $8,699 and $1,154 and cost of products and services of $2,223, $1,955 and $369 for the years ended September 30, 1996, 1997 and 1998, respectively, related to sales-type leases.

    Equipment under leases which do not qualify as sales-type leases, including distributor leases and dealer leases, are accounted for as operating leases. Under dealer leases, dealers receive exclusive rights to subrent the Company's lighting equipment in certain geographic areas. The Company provides the lighting equipment to the dealers, who pay a monthly rental fee to the Company.

    Future minimum lease payments receivable, including those which relate to sales-type leases and are included in other assets at September 30, 1998, are as follows:

                                                                          SALE-TYPE    OPERATING
                                                                         -----------  -----------
Year one...............................................................   $      60    $   2,529
Year two...............................................................      --            2,186
Year three.............................................................      --            1,868
Year four..............................................................      --            1,600
Year five..............................................................      --            1,424
                                                                              -----   -----------
Total minimum lease payments...........................................          60    $   9,607
                                                                                      -----------
                                                                                      -----------
Less amount representing interest......................................          (1)
                                                                              -----
Present value of net minimum lease payments............................          59
Less current portion...................................................         (59)
                                                                              -----
Long-term lease receivables............................................   $  --
                                                                              -----
                                                                              -----

AS LESSEE

    The Company leases certain computers and equipment. The following is a summary of assets held under capital leases:

                                                                             1997       1998
                                                                           ---------  ---------
Computers and equipment under capital leases.............................  $   2,563  $   4,455
Less accumulated depreciation............................................     (2,274)    (3,090)
                                                                           ---------  ---------
Property under capital leases, net.......................................  $     289  $   1,365
                                                                           ---------  ---------
                                                                           ---------  ---------

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE H--LEASES: (CONTINUED)
    The Company also leases manufacturing facilities and office space. The future minimum lease payments, including those which relate to capital leases and are included in long-term obligations at September 30, 1998, are as follows:

                                                                            CAPITAL    OPERATING
                                                                           ---------  -----------
Year one.................................................................  $     488   $     709
Year two.................................................................        386         291
Year three...............................................................        195         123
Year four................................................................        186          84
Year five................................................................     --              44
Thereafter...............................................................     --              17
                                                                           ---------  -----------
Total minimum lease payments.............................................      1,255   $   1,268
                                                                                      -----------
                                                                                      -----------
Less amount representing interest........................................        (84)
                                                                           ---------
Present value of net minimum lease payments..............................      1,171
Less current portion.....................................................       (440)
                                                                           ---------
Long-term lease obligations..............................................  $     731
                                                                           ---------
                                                                           ---------

    Rental expense for the years ended September 30, 1996, 1997 and 1998 was $2,397, $2,616 and $2,809, respectively.

    In December 1995, the Company entered into a lease with an unaffiliated developer ("Lessor") for land. Rent expense under this lease was $319, $388 and $388 for the years ended September 30, 1996, 1997 and 1998. In December 1998, (See Note P) the lease was canceled as a result of the sale of the land by the Lessor, resulting in a gain to the Company of approximately $500 to be recorded in fiscal 1999. Future minimum rental commitments for this lease have not been included in the amounts above as a result of the subsequent cancellation of the lease.

NOTE I--IMPAIRMENT OF ASSETS:

    During 1998, the Company made a strategic decision to dispose of it's Irideon-Registered Trademark- architectural automated lighting product line. As a result of this decision, the Irideon-Registered Trademark- assets were written down to their net realizable value in accordance with SFAS No. 121. This resulted in a pre-tax charge of $3,542 (or $2,179 after taxes, $0.28 per basic and diluted share).

NOTE J--RESTRUCTURING COSTS:

    In the fourth quarter of 1998, the Company recorded a one-time pre-tax charge of $1,080 (or $664 after taxes, $0.09 per basic and diluted share) for the estimated costs of restructuring the Company's operations. The costs include the cost of employee and lease terminations. The costs of the workforce reduction are comprised primarily of severance payments and other employee related costs for approximately 75 people. Communication of these planned workforce reductions took place on or before September 30, 1998 and severance payments are expected to be substantially complete by the end of 1999. The lease termination costs represent the cost of terminating an operating lease as a result of relocating the Company's manufacturing operations.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE K--INCOME TAXES:

    The provision for income taxes consists of the following:

                                                                    1996       1997       1998
                                                                  ---------  ---------  ---------
Current:
  U.S. Federal..................................................  $     100  $  --      $  --
  State.........................................................         54         38         33
  International.................................................        957      1,408        917

Deferred:
  U.S. Federal..................................................        992        927     (2,244)
  State.........................................................        135        367       (264)
  International.................................................     --            176       (807)
                                                                  ---------  ---------  ---------
Total provision (benefit) for income taxes......................      2,238      2,916     (2,365)

Less: Deferred income taxes related to extraordinary
      losses....................................................     --         --            452
    Deferred income taxes related to cumulative effect
       of change in accounting method...........................     --         --            128
                                                                  ---------  ---------  ---------
Total provision (benefit) excluding income taxes related to
  extraordinary losses and cumulative effect of change in
  accounting method.............................................  $   2,238  $   2,916  $  (1,785)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    A reconciliation of income taxes computed at the U.S. Federal statutory tax rate to the provision for income tax is as follows:

                                                                    1996       1997       1998
                                                                  ---------  ---------  ---------
Income tax expense at U.S. Federal statutory rate...............  $   1,821  $   2,463  $  (2,036)
International taxes.............................................        255        287       (167)
State taxes.....................................................        189        267       (240)
Foreign and general business tax credits........................       (100)    --         --
Other--primarily permanent differences..........................         73       (101)        78
                                                                  ---------  ---------  ---------
                                                                  $   2,238  $   2,916  $  (2,365)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    Deferred income taxes reflect the net tax effects of deductible temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE K--INCOME TAXES: (CONTINUED)
tax purposes. The tax effects of significant items comprising the Company's net deferred income taxes, consist of the following:

                                                                            1997        1998
                                                                          ---------  ----------
Deferred tax asset
  Foreign tax credit carryover..........................................  $   2,678  $    2,615
  Net operating loss carryover..........................................        440       2,406
  Alternative minimum tax credit carryover..............................        507         507
  Reserve for loss on sale of Irideon...................................     --           1,345
  Restructuring reserve.................................................     --             352
  Other tax asset items.................................................        537       1,861

Deferred tax liability
  Depreciation..........................................................     (8,940)    (10,549)
  Other tax liability items.............................................     (1,701)     (1,701)
                                                                          ---------  ----------
Total...................................................................     (6,479)     (3,164)
Less: Valuation allowance...............................................       (544)       (544)
                                                                          ---------  ----------
Net deferred income taxes...............................................  $  (7,023) $   (3,708)
                                                                          ---------  ----------
                                                                          ---------  ----------

    For tax purposes, the Company has approximately $2,615 of foreign tax credits that expire in 2000 through 2002. In addition, approximately $507 of alternative minimum tax credits (which do not expire) are available to offset future regular tax liability. The benefit of this tax credit carryforward has been recognized for financial statement purposes as part of deferred taxes. In 1997 and 1998, there was a valuation allowance of $544 related to foreign tax credits.

    International income taxes relate to the Company's operations in England, Japan, Belgium, Sweden and Hong Kong, as well as to withholding taxes on revenue generated by the Company's foreign distributors.

NOTE L--EMPLOYEE BENEFIT PLANS:

    The Company has a defined contribution 401(k) plan in which substantially all its U.S. employees can elect to be participants. Under the terms of the 401(k) plan, employees can defer up to 20% of their earnings up to the permitted maximum as defined by IRS regulations. The Company matches 50% of the employee's contribution up to 5% of the employee's earnings during the plan year. During the years ended September 30, 1996, 1997 and 1998, the Company's cost to match employee contributions was approximately $242, $257 and $274, respectively.

    Substantially all employees of the Company's London-based operations may elect to be participants in the Vari-Lite Europe Pension Plan. The plan is a defined contribution plan under which employees may contribute up to 3% of their base salaries. The Company makes contributions at a rate of 200% of the employee contributions, with additional contributions made for certain key employees. The Company incurred costs of $156, $203 and $231, representing matching contributions for the years ended September 30, 1996, 1997 and 1998, respectively.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE L--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The Company adopted an employee stock ownership plan ("ESOP"), effective January 1, 1995, in which its U.S. employees are eligible to participate after completing one year of service, attaining age twenty-one and being a participant making elective deferrals in the Company's 401(k) Plan. Each year the Company may make discretionary contributions of stock to the ESOP as determined by the Board of Directors or a committee thereof. Participants' interests in the ESOP are distributed in the form of cash or stock upon normal retirement, disability, death or at a specific time after any other termination of employment.

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

    In 1996, the Company contributed to the ESOP and ESEP an aggregate of 14,965 shares of Common Stock valued at $250. These shares were considered as outstanding for the purpose of calculating net income per share. The dividends on these shares have been recorded as a reduction of retained earnings. In 1997, the Company accrued $250 and subsequently in fiscal 1998 made a cash contribution to the Trustee who in turn purchased 68,000 shares of Common Stock on the open market. In 1998, the Company has accrued $250 for contribution to the ESOP and ESEP.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE M--OPERATIONS BY GEOGRAPHIC AREA:

    The income statement and balance sheet information by geographic area is summarized in the following table:

                                NORTH AMERICA     ASIA      EUROPE    INTERCOMPANY     TOTAL
                                --------------  ---------  ---------  -------------  ---------
September 30, 1996
  Net Revenues................    $   45,253    $  11,401  $  26,584    $  (6,100)   $  77,138
  Net Income..................         1,590        1,153        376       --            3,119

September 30, 1997
  Net Revenues................    $   54,179    $  12,124  $  32,948    $  (8,593)   $  90,658
  Net Income..................         2,097        1,242        990       --            4,329

September 30, 1998
  Net Revenues................    $   53,992    $   9,858  $  30,565    $  (6,039)   $  88,376
  Net Income (Loss)...........        (2,916)         625     (1,331)      --           (3,622)

                               NORTH AMERICA      ASIA       EUROPE    INTERCOMPANY     TOTAL
                               --------------  -----------  ---------  -------------  ----------
September 30, 1996
  Assets.....................    $   70,060     $   4,760   $  13,529   $    (9,768)  $   78,581
  Liabilities................        45,623         2,486      10,838        (4,904)      54,043

September 30, 1997
  Assets.....................    $   84,882     $   5,716   $  18,406   $   (12,300)  $   96,704
  Liabilities................        59,350         2,102      15,147        (7,436)      69,163

September 30, 1998
  Assets.....................    $   99,197     $   5,599   $  17,477   $    (7,646)  $  114,627
  Liabilities................        55,380         1,756      14,996        (2,209)      69,923

NOTE N--RELATED PARTY TRANSACTIONS:

    Certain directors provided consulting services to the Company and received fees totaling approximately $220, $234 and $241 for the years ended September 30, 1996, 1997 and 1998, respectively.

    At September 30, 1997 and 1998, the Company had notes receivable from stockholders totaling $176 and $82, respectively, related to common stock purchases. The notes bear interest at various rates, mature at various times and are collateralized by 43,282 shares of Common Stock.

    The Company received from certain stockholders of the Company $0, $2,623 and $2,303 in the years ended September 30, 1996, 1997 and 1998, respectively, for the rental of automated lighting products and other services.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE O--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

    The following summarizes the unaudited quarterly results of operations for the years ended September 30, 1996, 1997 and 1998:

                                                       YEAR ENDED SEPTEMBER 30, 1996
                                             --------------------------------------------------
                                             DECEMBER 31    MARCH 31     JUNE 30   SEPTEMBER 30
                                             ------------  -----------  ---------  ------------
Revenues...................................   $   16,791    $  16,995   $  19,645   $   23,707
Operating income...........................        1,186          915       2,285        4,063
Net income.................................          209           66         861        1,983
Net income per diluted share...............         0.03         0.01        0.15         0.34

                                                       YEAR ENDED SEPTEMBER 30, 1997
                                             --------------------------------------------------
                                             DECEMBER 31    MARCH 31     JUNE 30   SEPTEMBER 30
                                             ------------  -----------  ---------  ------------
Revenues...................................   $   22,326    $  22,384   $  22,185   $   23,763
Operating income...........................        2,424        2,265       2,954        3,328
Net income.................................          926          820       1,210        1,373
Net income per diluted share...............         0.16         0.14        0.21         0.23

                                                       YEAR ENDED SEPTEMBER 30, 1998
                                             --------------------------------------------------
                                             DECEMBER 31    MARCH 31     JUNE 30   SEPTEMBER 30
                                             ------------  -----------  ---------  ------------
Revenues...................................   $   22,519    $  19,227   $  22,529   $   24,101
Operating income (loss)....................        2,808         (128)        662       (4,999)
Net income (loss)..........................          326         (421)          0       (3,527)
Net income (loss) per diluted share........         0.04        (0.05)       0.00        (0.46)

    During the fourth quarter of 1997, the Company recorded a reduction of cost of sales of $675 related to a change in estimates related to cost of equipment sold under a sales-type lease contract executed in the third quarter. The Company early adopted SOP 98-5 and restated 1998 first quarter results to record a pre-tax charge of $282 as a cumulative effect of change in accounting principle.

NOTE P--SUBSEQUENT EVENTS

    In December 1998, the Company amended the New Credit Facility. The amendment granted a security interest in substantially all of the Company's domestic assets and revised the interest rate, commitment fees and compliance covenants and placed limitations on annual capital expenditures, the Company's ability to incur additional indebtedness and grant liens and included other restrictions.

    In December 1995, the Company entered into a lease with an unaffiliated land developer ("Lessor"). In December 1998, the lease was canceled as a result of the sale of the land by the Lessor, resulting in a gain to the Company of approximately $500 to be recorded in fiscal 1999.

    In August 1995, the Company brought suit asserting a number of claims of infringement of several of its patents by High End in the United States District Court for the Northern District of Texas seeking monetary damages and injunctive relief to prevent future patent infringement. In December 1998, the court approved a negotiated settlement between the Company and High End, the specific terms of which

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE P--SUBSEQUENT EVENTS (CONTINUED)
are confidential but included cash paid to the Company, a cross license of certain patents and authorization for High End to continue to sell all of the products that were the subject of the suit. The settlement, which will be recorded in fiscal 1999, does not affect the sale or use of any of the Company's or High End's products or services that existed at the time of settlement.