Form 10-Q
period 1998-12-31
VARI LITE INTERNATIONAL INC
filed 1999-02-16
CIK 1033491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER: 0-23159

                          Vari-Lite International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               75-2239444
      -------------------------------               -------------------
      (State or other jurisdiction of               ( I.R.S. Employer
      incorporation or organization)                Identification No.)

            201 Regal Row, Dallas, Texas                    75247
     ----------------------------------------            ----------
     (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number including area code: (214) 630-1963
                                                           --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of February 12, 1999, there were 7,800,003 shares of Common Stock outstanding.

                          VARI-LITE INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

PART I. - FINANCIAL INFORMATION                                            Page
Item 1.  Financial Statements
         Consolidated Balance Sheets as of
         September 30, 1998 and December 31, 1998 ..........................  3

         Consolidated Statements of Income for
         the three months ended December 31, 1997 and 1998 .................  4

         Consolidated Statements of Cash Flows for
         the three months ended December 31, 1997 and 1998 .................  5

         Notes to Consolidated Financial Statements ........................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................... 10


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................. 15

Item 6.  Exhibits and Reports on Form 8-K .................................. 15

SIGNATURES ................................................................. 16

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                           1998           1998
                                                                       ----------     -----------
CURRENT ASSETS:
  Cash ............................................................... $    3,838     $    3,956
  Receivables, less allowance for doubtful accounts of $900 and $932..     13,471         14,593
  Inventory ..........................................................      6,075          4,624
  Prepaid expense and other current assets ...........................      1,749          1,784
                                                                       ----------    -----------
      TOTAL CURRENT ASSETS ...........................................     25,133         24,957
EQUIPMENT AND OTHER PROPERTY:
  Lighting and sound equipment .......................................    127,763        128,626
  Machinery and tools ................................................      5,097          6,320
  Furniture and fixtures .............................................      4,439          4,542
  Office and computer equipment ......................................     10,399         10,307
  Work in progess and raw materials inventory ........................      5,320          4,373
                                                                       ----------    -----------
                                                                          153,018        154,168
      Less accumulated depreciation and amortization .................     71,745         74,489
                                                                       ----------    -----------
                                                                           81,273         79,679
OTHER ASSETS .........................................................      8,221          8,715
                                                                       ----------    -----------
      TOTAL ASSETS ................................................... $  114,627    $   113,351
                                                                       ----------    -----------
                                                                       ----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses .............................. $   13,189    $    11,464
  Unearned revenue ...................................................      1,694          1,800
  Income taxes payable ...............................................        999            393
  Current portion of long-term obligations ...........................      3,049          2,734
                                                                       ----------    -----------
      TOTAL CURRENT LIABILITIES ......................................     18,931         16,391
LONG-TERM OBLIGATIONS ................................................     47,284         48,481
DEFERRED INCOME TAXES ................................................      3,708          3,705
                                                                       ----------    -----------
      TOTAL LIABILITIES ..............................................     69,923         68,577

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.10 par value (10,000,000 shares authorized;
    no shares outstanding) ...........................................          -              -
  Common Stock, $0.10 par value (40,000,000 shares authorized;
    7,800,003 and 7,800,003 shares outstanding) ......................        785            785
  Treasury Stock .....................................................       (186)          (186)
  Additional paid-in capital .........................................     24,426         24,426
  Stockholder notes receivable .......................................        (82)           (77)
  Stock purchase warrants ............................................        600            600
  Accumulated other comprehensive loss -  foreign currency
    translation adjustment ...........................................       (230)          (407)
  Retained earnings ..................................................     19,391         19,633
                                                                       ----------    -----------
      TOTAL STOCKHOLDERS' EQUITY .....................................     44,704         44,774
                                                                       ----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................... $  114,627    $   113,351
                                                                       ----------    -----------
                                                                       ----------    -----------

                       See notes to consolidated financial statements.

                VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

                                 (UNAUDITED)

                       (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                      1997                 1998
                                                                                                   ----------           ----------
Rental revenues .................................................................................  $   19,170           $   22,634
Product sales and services revenues .............................................................       3,349                2,614
                                                                                                   ----------           ----------

   TOTAL REVENUES ...............................................................................      22,519               25,248
Rental costs.....................................................................................       7,567               10,963
Product sales and services costs.................................................................       2,314                1,882
                                                                                                   ----------           ----------

   TOTAL COST OF SALES ..........................................................................       9,881               12,845
                                                                                                   ----------           ----------

   GROSS PROFIT .................................................................................      12,638               12,403
Selling, general and administrative expense .....................................................       8,257                9,703
Research and development expense ................................................................       1,573                1,246
                                                                                                   ----------           ----------

   TOTAL OPERATING EXPENSES .....................................................................       9,830               10,949
                                                                                                   ----------           ----------

OPERATING INCOME ................................................................................       2,808                1,454
Interest expense (net) ..........................................................................         729                1,041
                                                                                                   ----------           ----------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE .........................................................................       2,079                  413
Income taxes ....................................................................................         821                  171
                                                                                                   ----------           ----------

INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........       1,258                  242
Extraordinary loss ..............................................................................        (737)                   -
Cumulative effect of change in accounting principle .............................................        (195)                   -
                                                                                                   ----------           ----------

NET INCOME ......................................................................................         326                  242

Other comprehensive income (loss) - foreign currency translation adjustments ....................         113                 (177)
                                                                                                   ----------           ----------
COMPREHENSIVE INCOME ............................................................................  $      439           $       65
                                                                                                   ----------           ----------
                                                                                                   ----------           ----------

WEIGHTED AVERAGE SHARES OUTSTANDING .............................................................   7,452,177            7,800,003
                                                                                                   ----------           ----------
                                                                                                   ----------           ----------

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING .....................................................   7,467,192            7,800,003
                                                                                                   ----------           ----------
                                                                                                   ----------           ----------

PER SHARE INFORMATION
BASIC:
    Income before extraordinary loss and cumulative effect of change in accounting
         principle ..............................................................................  $     0.17           $     0.03
    Extraordinary loss ..........................................................................       (0.10)                   -
    Cumulative effect of change in accounting principle .........................................       (0.03)                   -
    Net income ..................................................................................  $     0.04           $     0.03
DILUTED:
    Income before extraordinary loss and cumulative effect of change in accounting
        principle ...............................................................................  $     0.17           $     0.03
    Extraordinary loss ..........................................................................       (0.10)                   -
    Cumulative effect of change in accounting principle .........................................       (0.03)                   -
    Net income ..................................................................................  $     0.04           $     0.03

Dividends declared ..............................................................................  $        -           $        -

                  See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                              1997           1998
                                                                           ----------     ----------
Cash flows from operating activities:
  Net income ............................................................. $      326     $      242
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ........................................      3,192          3,859
    Amortization of note discount and deferred loan fees .................         54             13
    Provision for doubtful accounts ......................................         31             17
    Extraordinary loss from early extinguishment of debt .................        737              -
    Cumulative effect of change in accounting principle ..................        195              -
    Deferred income taxes ................................................        200             (3)
    Gain on sale of Brilliant Stages assets and cancellation of land lease          -           (599)
    Loss (gain) on sale of equipment .....................................        (38)            13
    Provisions for ESOP and ESEP contributions ...........................         63             63
      Net change in assets and liabilities:
        Accounts receivable ..............................................       (615)        (1,139)
        Prepaid expenses .................................................         22            (41)
        Inventory ........................................................     (1,481)          (490)
        Other assets .....................................................       (893)           658
        Accounts payable, accrued liabilities and income taxes payable ...     (2,993)        (2,395)
        Unearned revenue .................................................       (391)           106
                                                                           ----------     ----------
        Net cash provided by (used in) operating activities ..............     (1,591)           304

Cash flows from investing activities:
  Capital expenditures, including rental equipment .......................     (3,967)        (2,904)
  Acquisition of French distributor.......................................          -         (1,188)
  Proceeds from sale of Irideon and Brilliant Stages assets and
        cancellation of land lease .......................................          -          2,892
  Proceeds from sale of equipment ........................................         67              -
                                                                           ----------     ----------
        Net cash used in investing activities ............................     (3,900)        (1,200)

Cash flows from financing activities:
  Proceeds from issuance of debt .........................................     43,033          6,808
  Principal payments on debt .............................................    (58,354)        (5,795)
  Proceeds from issuance of distributor advances .........................        277              -
  Principal payments on distributor advances .............................       (205)          (125)
  Proceeds from payments on stockholder notes receivable .................         10              5
  Proceeds from public offering of common stock ..........................     21,307              -
                                                                           ----------     ----------
        Net cash provided by financing activities ........................      6,068            893
Effect from foreign currency translation adjustment ......................       (177)           121
                                                                           ----------     ----------
Net increase during the period ...........................................        400            118
Cash, beginning of period ................................................      1,862          3,838
                                                                           ----------     ----------
Cash, end of period ...................................................... $    2,262     $    3,956
                                                                           ----------     ----------
                                                                           ----------     ----------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest expense ......................................... $      805     $    1,099
  Cash paid for income taxes ............................................. $      477     $    1,133

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

         In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended December 31, 1998 are not indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1999.

         For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

2. Inventory

         Inventory consists of the following:

                                       September 30,    December 31,
                                           1998            1998
                                       -------------    ------------
            Raw materials .........       $5,283          $4,447
            Work in progress ......          616             177
            Finished goods ........          176               -
                                          ------          ------
                                          $6,075          $4,624
                                          ------          ------
                                          ------          ------

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

4.  Long-Term Debt and Extraordinary Loss

         On December 19, 1997, the Company entered into a five-year $50,000 multicurrency revolving credit facility (the "New Credit Facility") and canceled its existing credit facility. The initial $50,000 committment on the New Credit Facility, as amended in December 1998,

              VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

                     (IN THOUSANDS EXCEPT SHARE DATA)

decreases by $1,000 during each of the third and fourth quarters of fiscal 1999 and $1,500 per quarter thereafter through maturity. Borrowings under the New Credit Facility bear interest at the lender's base rate or LIBOR plus a rate margin ranging from 1.00% to 3.50% based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility) and are secured by substantially all of the assets owned by the Company's domestic subsidiaries and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. In December 1997, the Company expensed deferred financing costs related to the prior debt facility of $737 (net of tax benefit of $481) relating to the early extinguishment of debt, which have been reflected in the consolidated statements of income as an extraordinary loss.

5.  Net Income Per Share

         During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." All EPS information for all periods presented have been restated to present basic and diluted EPS under the provisions of SFAS No. 128. Options to purchase shares of Common Stock at prices ranging from $11.875 to $13.20 were outstanding during the three months ended December 31, 1997 and were included in the computation of diluted EPS. In November 1998, options to purchase shares of Common Stock, which originally ranged from $7.875 to $12.00, were repriced to $3.75 and were outstanding during the three months ended December 31, 1998 but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares.

              VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

                     (IN THOUSANDS EXCEPT SHARE DATA)

         The following is a computation of shares used in calculating diluted income per share for the three months ended December 31, 1997 and 1998:

                                                                             1997               1998
                                                                          ---------           ---------
 Weighted average shares outstanding .................................    7,452,177           7,800,003

 Dilutive effect of stock options and warrants after application
    of treasury stock method .........................................       15,015                -
                                                                          ---------           ---------
 Shares used in calculating diluted income per share .................    7,467,192           7,800,003
                                                                          ---------           ---------
                                                                          ---------           ---------

6.  Accounting Standards Changes

         In 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which requires that such costs be expensed as incurred. The Company's practice has been to record the costs of bringing significant new operations into operation as deferred charges and to amortize them over periods of not more than five years. The Company early adopted the SOP retroactively as of October 1, 1997, and restated 1998 first quarter results to record a pre-tax charge of $282 ($195 after taxes, or $0.03 per basic and diluted share) as a cumulative effect of this accounting change.

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

         In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This standard, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than 2000. The Company is currently analyzing the

              VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

                     (IN THOUSANDS EXCEPT SHARE DATA)

effect of this standard and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

7.  Acquisitions

         In October 1998, the Company acquired the VARI*LITE-Registered Trademark- distribution rights and related assets of its French distributor for approximately $1,200 in cash, virtually all of which has been recorded as goodwill.

8.  Dispositions

         During fiscal 1998, the Company made a strategic decision to dispose of its Irideon-Registered Trademark- architectural automated lighting product line. As a result of this decision during 1998, the Irideon-Registered Trademark-assets were written down to their net realizable value in accordance with SFAS No. 121. On October 30, 1998, the Company sold substantially all of the Irideon-Registered Trademark- assets for its net book value, after writedown, of approximately $2,000.

         On December 31, 1998, the Company sold substantially all of the assets of Brilliant Stages, Ltd., one of the Company's European subsidiaries, for approximately $500 resulting in a gain of approximately $99.

9.  Lease Cancellation

         In December 1995, the Company entered into an operating lease with an unaffiliated land developer ("Lessor"). In December 1998, the lease was canceled as a result of the sale of the land by the Lessor, resulting in a gain to the Company of approximately $500.

10.  Legal Proceedings

         In August 1995, the Company brought suit asserting a number of claims of infringement of several of its patents by High End Systems, Inc. ("High End") in the United States District Court for the Northern District of Texas seeking monetary damages and injunctive relief to prevent future patent infringement. In December 1998, the court approved a negotiated settlement between the Company and High End, the specific terms of which are confidential but included cash paid to the Company, a cross license of certain patents and authorization for High End to continue to sell all of the products that were the subject of the suit. The settlement, recorded in December 1998, does not affect the sale or use of any of the Company's or High End's products or services that existed at the time of settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

      REVENUES. Total revenues increased 12.1%, or $2.7 million, to $25.2 million in the three-month period ended December 31, 1998, compared to $22.5 million in the three-month period ended December 31, 1997. The revenue increase was attributable primarily to the factors set forth below.

      Rental revenues increased 18.1%, or $3.4 million, to $22.6 million in the three-month period ended December 31, 1998, compared to $19.2 million in the three-month period ended December 31, 1997, which was primarily due to the acquisition of several of the Company's European distributors in fiscal 1998. Prior to acquiring a distributor, the Company recognized approximately one-half of the rental revenue earned by the distributor. After acquiring a distributor, the Company's results reflect all of the revenues earned by the distributor.

      Product sales and services revenues decreased 22.0%, or $0.7 million, to $2.6 million in the three-month period ended December 31, 1998, compared to $3.3 million in the three-month period ended December 31, 1997. This decrease was primarily due to the sale of the Company's Irideon-Registered Trademark- automated lighting product line in October 1998.

      RENTAL COSTS. Rental costs increased 44.9%, or $3.4 million, to $11.0 million in the three-month period ended December 31, 1998, compared to $7.6 million in the three-month period ended December 31, 1997. Rental costs as a percentage of rental revenues increased to 48.4% in the three-month period ended December 31, 1998, from 39.5% in the three-month period ended December 31, 1997. The increase in rental costs as a percentage of total rental revenues was primarily due to increased costs associated with the higher level of conventional equipment rentals, pricing pressures from competitors which resulted in increased costs associated with renting more equipment without a corresponding increase in revenue and the inclusion of all of the costs of the European distributors that were acquired in fiscal 1998. Prior to acquiring a distributor, the Company's rental costs associated with distributor rental revenues was almost entirely the depreciation on the equipment assigned to the distributor. After acquiring a distributor, the Company's results reflect all of the additional rental costs incurred by the distributor.

      PRODUCT SALES AND SERVICES COSTS. Product sales and services costs decreased 18.7%, or $0.4 million, to $1.9 million in the three-month period ended December 31, 1998, compared to $2.3 million in the three-month period ended December 31, 1997. Product sales and services costs as a percentage of product sales and services revenue increased to 72.0% in the three-month period ended December 31, 1998, from 69.1% in the three-month period ended December 31, 1997. The increase in product sales and services costs as a percentage of the related revenues was primarily due to increased costs in the Company's custom stage construction business, which includes costs subcontracted to others by the Company. Product sales and services costs associated with subcontracted services constituted a higher percentage of the total product sales and services revenue in the three-month period ended December 31, 1998 as compared to the three-month period ended December 31, 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 17.5%, or $1.4 million, to $9.7 million in the three-month period ended December 31, 1998, compared to $8.3 million in the three-month period ended December 31, 1997. This increase resulted primarily from the acquisition of certain of the Company's European distributors in fiscal 1998, partially offset by $0.6 million in gains from a lease cancellation and the sale of substantially all of the assets of the Company's Brilliant Stages, Ltd. subsidiary. This expense as a percentage of total revenues increased to 38.4% in the three-month period ended December 31, 1998, from 36.7% in the three-month period ended December 31, 1997.

      RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 20.8%, or $0.4 million, to $1.2 million in the three-month period ended December 31, 1998, compared to $1.6 million in the three-month period ended December 31, 1997. This expense as a percentage of total revenues decreased to 4.9% in the three-month period ended December 31, 1998, from 7.0% in the three-month period ended December 31, 1997. This decrease was primarily the result of a decrease in employee-related costs as a result of employee terminations from the restructuring of the Company in fiscal 1998.

      INTEREST EXPENSE. Interest expense increased 42.8%, or $0.3 million, to $1.0 million in the three-month period ended December 31, 1998, compared to $0.7 million in the three-month period ended December 31, 1997. This increase was due to higher interest rates and a higher debt level in the period ended December 31, 1998.

      EXTRAORDINARY LOSS. A non-cash extraordinary loss of $0.7 million was recorded in the three-month period ended December 31, 1997, net of $0.4 million of tax benefit, relating to the early extinguishment of debt.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. During the period ended December 31, 1997, the Company recorded a cumulative effect of change in accounting principle loss of $0.2 million, net of $0.1 million of tax benefit, relating to start-up costs that had previously been capitalized.

      INCOME TAXES. Effective tax rates in the periods ended December 31, 1998 and 1997 were 41.4% and 39.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The

Company's operating activities used cash of $1.6 million and generated cash flow of $0.3 million for the three-month periods ended December 31, 1997 and 1998, respectively.

         During fiscal 1997, the Company borrowed under a multicurrency credit agreement (the "Old Credit Agreement") to partially finance its operations and capital expenditures. On October 21, 1997, the Company consummated the initial public offering of its common stock and used the net proceeds thereof, approximately $21.3 million, to repay indebtedness under the Old Credit Agreement. On December 19, 1997, the Company entered into a five-year $50,000 multicurrency revolving credit facility (the "New Credit Facility") and canceled its existing credit facility. The initial $50,000 committment on the New Credit Facility, as amended in December 1998, decreases by $1,000 during each of the third and fourth quarters of fiscal 1999 and $1,500 per quarter thereafter through maturity. Borrowings under the New Credit Facility bear interest at the lender's base rate or LIBOR plus a rate margin ranging from 1.00% to 3.50% based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility) and are secured by substantially all of the assets owned by the Company's domestic subsidiaries and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. In December 1997, the Company expensed deferred financing costs related to the prior debt facility of $737 (net of tax benefit of $481) relating to the early extinguishment of debt, which have been reflected in the consolidated statements of income as an extraordinary loss.

         The Company has hedged a portion of its currency fluctuation risk by borrowing in French francs, British pounds sterling and Japanese yen under its New Credit Facility. Cash generated from the Company's France, England and Japan offices is typically denominated in French francs, British pounds sterling and Japanese yen, respectively, and is used to pay expenses incurred in those currencies and service the foreign currency borrowings. The Company is a party to three interest rate swap agreements which will fix the Company's effective interest costs under a portion of the New Credit Agreement.

         The Company's business requires significant capital expenditures. Capital expenditures for the three months ended December 31, 1997 and 1998 were approximately $4.0 million and $2.9 million, respectively, of which approximately $3.9 million and $2.8 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting and concert sound systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

         The Company had a working capital surplus of $9.1 million and $8.6 million at December 31, 1997 and 1998, respectively. The working capital surplus at December 31, 1997 and 1998 is primarily due to higher accounts receivable and lower current portion of long-term debt as a result of the New Credit Agreement.

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

IMPACT OF THE YEAR 2000 ISSUE

         The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only 2 digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's". These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

         In 1995 and 1996, the Company invested approximately $2.2 million constructing a wide-area network throughout the United States and implementing Oracle financial and manufacturing applications. The Company has conducted a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is attempting to ensure that its information systems and technology and computer systems are year 2000 ready. This review is part of the Company's overall upgrade of its systems and as a result the Company has no separate budget for year 2000 compliance. Expenses relating to reviewing and assessing systems are included in historical operating expenses as part of information systems and technology and have not been separately identified. The Company's upgrades are substantially complete and management expects the upgrade to the European-based operations to be completed by the middle of the 1999 calendar year. Management believes that with the installation of the new systems, conversion to new software and modifications to existing software, the year 2000 issue will pose no significant operational problems for the Company.

         The Company is currently discussing with its vendors and customers the possibility of any year 2000 interface difficulties that may affect the Company. The ability of third parties with whom the Company transacts business to adequately address their year 2000 issue is, however, outside the Company's control.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report includes "forward-looking statements" as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the terms "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company: fluctuations in operating results and seasonality; ability to introduce new products; technological changes; reliance on intellectual property; dependence on entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; dependence on key suppliers and dependence on manufacturing facility; and the year 2000 issue. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In August 1995, the Company brought suit asserting a number of claims of infringement of several of its patents by High End Systems, Inc. ("High End") in the United States District Court for the Northern District of Texas seeking monetary damages and injunctive relief to prevent future patent infringement. In December 1998, the court approved a negotiated settlement between the Company and High End, the specific terms of which are confidential but included cash paid to the Company, a cross license of certain patents and authorization for High End to continue to sell all of the products that were the subject of the suit. The settlement, recorded in December 1998, does not affect the sale or use of any of the Company's or High End's products or services that existed at the time of settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits

                  10.36    Amendment No. 1, effective November 2, 1998, to the
                           Deferred Compensation Agreement, dated as of July 1,
                           1995, between the Company and H.R. Brutsche III

                  10.37    Amendment No. 1, effective November 2, 1998, to the
                           Deferred Compensation Agreement, dated as of July 1,
                           1995, between the Company and John D. Maxson

                  10.38    Amendment No. 1, effective November 2, 1998, to the
                           Deferred Compensation Agreement, dated as of July 1,
                           1995, between the Company and James H. Clark, Jr.

                  10.39    Amendment No. 1, effective November 2, 1998, to the
                           Deferred Compensation Agreement, dated as of July 1,
                           1995, between the Company and J. Anthony Smith

                  27.1     Financial Data Schedule

         (b) No reports on Form 8-K were filed for the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VARI-LITE INTERNATIONAL, INC.

Date:    February 12, 1999          By:     /s/ MICHAEL P. HERMAN
     ---------------------             ---------------------------------------
                                            Michael P. Herman
                                            Vice President - Finance,
                                            Chief Financial Officer
                                            and Secretary (Principal Financial
                                            and Accounting Officer)