Form 10-Q
period 1999-03-31
VARI LITE INTERNATIONAL INC
filed 1999-05-14
CIK 1033491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

        Registrant's telephone number including area code: (214) 630-1963
                                                           ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of May 12, 1999, there were 7,800,003 shares of Common Stock outstanding.

                          VARI-LITE INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

PART I. - FINANCIAL INFORMATION                                           Page
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of
         September 30, 1998 and March 31, 1999............................ 3

         Condensed Consolidated Statements of Income for
         the three months ended March 31, 1998 and 1999................... 4

         Condensed Consolidated Statements of Income for
         the six months ended March 31, 1998 and 1999..................... 5

         Condensed Consolidated Statements of Cash Flows for
         the six months ended March 31, 1998 and 1999..................... 6

         Notes to Condensed Consolidated Financial Statements............. 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................12

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings................................................18

Item 4.  Submission of Matters to a Vote of Security Holders..............18

Item 6.  Exhibits and Reports on Form 8-K.................................18

SIGNATURES................................................................19

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS

                                                                                      SEPTEMBER 30,        MARCH 31,
                                                                                          1998               1999
                                                                                      ------------      -------------
CURRENT ASSETS:
   Cash............................................................................   $     3,838        $     3,175
   Receivables, less allowance for doubtful accounts of $900 and $890..............        13,471             14,597
   Inventory.......................................................................         6,075              5,791
   Prepaid expense and other current assets........................................         1,749              2,442
                                                                                      -----------       ------------
      TOTAL CURRENT ASSETS.........................................................        25,133             26,005
EQUIPMENT AND OTHER PROPERTY:
   Lighting and sound equipment....................................................       127,763            130,073
   Machinery and tools.............................................................         5,097              6,132
   Furniture and fixtures..........................................................         4,439              4,666
   Office and computer equipment...................................................        10,399             10,261
   Work in progress and raw materials inventory....................................         5,320              3,431
                                                                                      -----------       ------------
                                                                                          153,018            154,563
      Less accumulated depreciation and amortization...............................        71,745             76,956
                                                                                      -----------       ------------
                                                                                           81,273             77,607
OTHER ASSETS.......................................................................         8,221              8,413
                                                                                      -----------       ------------
      TOTAL ASSETS.................................................................   $   114,627        $   112,025
                                                                                      -----------       ------------
                                                                                      -----------       ------------
                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses...........................................   $    13,189        $    11,848
   Unearned revenue................................................................         1,694              1,353
   Income taxes payable............................................................           999                457
   Current portion of long-term obligations........................................         3,049              2,925
                                                                                      -----------       ------------
      TOTAL CURRENT LIABILITIES....................................................        18,931             16,583
LONG-TERM OBLIGATIONS..............................................................        47,284             47,677
DEFERRED INCOME TAXES..............................................................         3,708              3,431
                                                                                      -----------       ------------
      TOTAL LIABILITIES............................................................        69,923             67,691
COMMITMENTS AND CONTINGENCIES  (Note 11)
STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares
      outstanding).................................................................             -                 -
   Common Stock, $0.10 par value (40,000,000 shares authorized; 7,800,003 and
      7,800,003 shares outstanding)................................................           785                785
   Treasury Stock..................................................................          (186)              (186)
   Additional paid-in capital......................................................        24,426             24,426
   Stockholder notes receivable....................................................           (82)               (56)
   Stock purchase warrants.........................................................           600                600
   Accumulated other comprehensive loss -  foreign currency translation
        adjustment.................................................................          (230)              (459)
   Retained earnings...............................................................        19,391             19,224
                                                                                      -----------       ------------
      TOTAL STOCKHOLDERS' EQUITY...................................................        44,704             44,334
                                                                                      -----------       ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................   $   114,627        $   112,025
                                                                                      -----------       ------------
                                                                                      -----------       ------------


            See notes to condensed consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                     1998               1999
                                                                                                   --------           --------
Rental revenues........................................................................        $    15,965          $   20,881
Product sales and services revenues ...................................................              3,262               2,289
                                                                                               -----------          ----------
   TOTAL REVENUES .....................................................................             19,227              23,170
Rental costs ..........................................................................              7,468              11,003
Product sales and services costs ......................................................              2,356               1,769
                                                                                               -----------          ----------
   TOTAL COST OF SALES ................................................................              9,824              12,772
                                                                                               -----------          ----------
   GROSS PROFIT .......................................................................              9,403              10,398
Selling, general and administrative expense ...........................................              7,641               8,860
Research and development expense ......................................................              1,890               1,236
                                                                                               -----------          ----------
   TOTAL OPERATING EXPENSES ...........................................................              9,531              10,096
                                                                                               -----------          ----------
OPERATING INCOME (LOSS) ...............................................................               (128)                302
Interest expense (net) ................................................................                568                 991
                                                                                               -----------          ----------
LOSS  BEFORE INCOME TAX ...............................................................               (696)               (689)
Income tax benefit ....................................................................               (275)               (280)
                                                                                               -----------          ----------
NET LOSS ..............................................................................               (421)               (409)
Other comprehensive income (loss) - foreign currency translation adjustments ..........                 29                 (52)
                                                                                               -----------          ----------
COMPREHENSIVE LOSS.....................................................................        $      (392)         $     (461)
                                                                                               -----------          ----------
                                                                                               -----------          ----------
WEIGHTED AVERAGE SHARES OUTSTANDING ...................................................          7,800,003           7,800,003
                                                                                               -----------          ----------
                                                                                               -----------          ----------
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING ...........................................          7,800,003           7,800,003
                                                                                               -----------          ----------
                                                                                               -----------          ----------
PER SHARE INFORMATION
BASIC:
    Net loss ..........................................................................         $    (0 05)         $   (0 05)
DILUTED:
    Net loss...........................................................................         $    (0.05)         $   (0.05)
Dividends declared ....................................................................         $       --          $      --

            See notes to condensed consolidated financial statements.

             VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            FOR THE SIX  MONTHS ENDED MARCH 31, 1998 AND 1999

                                (UNAUDITED)

                    (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                       1998              1999
                                                                                                       ----              ----
Rental revenues ..........................................................................        $    35,135         $    43,515
Product sales and services revenues ......................................................              6,611               4,903
                                                                                                  -----------         -----------
   TOTAL REVENUES ........................................................................             41,746              48,418
Rental costs .............................................................................             15,035              21,966
Product sales and services costs .........................................................              4,670               3,651
                                                                                                  -----------         -----------
   TOTAL COST OF SALES ...................................................................             19,705              25,617
                                                                                                  -----------         -----------
   GROSS PROFIT ..........................................................................             22,041              22,801
Selling, general and administrative expense ..............................................             15,898              18,563
Research and development expense .........................................................              3,463               2,482
                                                                                                  -----------         -----------
   TOTAL OPERATING EXPENSES ..............................................................             19,361              21,045
                                                                                                  -----------         -----------
OPERATING INCOME .........................................................................              2,680               1,756
Interest expense (net) ...................................................................              1,297               2,032
                                                                                                  -----------         -----------
INCOME  (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE ..................................................................              1,383                (276)
Income taxes expense (benefit) ...........................................................                546                (109)
                                                                                                  -----------         -----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE .............................................................................                837                (167)
Extraordinary loss .......................................................................                737                  --
Cumulative effect of change in accounting principle ......................................                195                  --
                                                                                                  -----------         -----------
NET LOSS .................................................................................                (95)               (167)
Other comprehensive income (loss) - foreign currency translation adjustments .............                142                (229)
                                                                                                  -----------         -----------
COMPREHENSIVE INCOME (LOSS) ..............................................................        $        47         $      (396)
                                                                                                  -----------         -----------
                                                                                                  -----------         -----------
WEIGHTED AVERAGE SHARES OUTSTANDING ......................................................          7,624,179           7,800,003
                                                                                                  -----------         -----------
                                                                                                  -----------         -----------
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING ..............................................          7,638,372           7,800,003
                                                                                                  -----------         -----------
                                                                                                  -----------         -----------
PER SHARE INFORMATION
BASIC:
    Income (loss) before extraordinary loss and cumulative effect of change in accounting
       principle .........................................................................         $     0.11          $    (0.02)
    Extraordinary loss ...................................................................               (.10)                 --
    Cumulative effect of change in accounting principle ..................................               (0.2)                 --
    Net loss .............................................................................         $    (0.01)         $    (0.02)
DILUTED:
     Income (loss) before extraordinary loss and cumulative effect of change in accounting
       Principle .........................................................................         $     0.11          $    (0.02)
    Extraordinary loss ...................................................................               (.10)                 --
    Cumulative effect of change in accounting principle ..................................               (0.2)                 --
    Net loss .............................................................................         $    (0.01)         $    (0.02)

Dividends declared .......................................................................         $       --          $      --

               See notes to consolidated financial statements.

               VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1999

                                 (UNAUDITED)

                                (IN THOUSANDS)

                                                                                             1998             1999
                                                                                             ----             ----
Cash flows from operating activities:
   Net loss .....................................................................        $    (95)        $   (167)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization .............................................           6,449            7,882
      Amortization of note discount and deferred loan fees ......................              59               57
      Provision for doubtful accounts ...........................................              90               32
      Extraordinary loss from early extinguishment of debt ......................             737               --
      Cumulative effect of change in accounting principle .......................             195               --
      Deferred income taxes .....................................................             580             (277)
      (Gain) on sale of Brilliant Stages assets and cancellation of land lease ..              --             (599)
      (Gain) on sale of equipment ...............................................             (34)            (138)
      Provisions for ESOP and ESEP contributions ................................             125              125
      Net change in assets and liabilities:
        Accounts receivable .....................................................           1,477           (1,157)
        Prepaid expenses ........................................................             958             (693)
        Inventory ...............................................................          (2,648)          (1,657)
        Other assets ............................................................          (1,156)             808
        Accounts payable, accrued liabilities and income taxes payable ..........          (5,011)          (2,008)
        Unearned revenue ........................................................          (1,379)            (341)
                                                                                         --------         --------
        Net cash provided by operating activities ...............................             347            1,867

Cash flows from investing activities:
   Capital expenditures, including rental equipment .............................          (9,227)          (5,660)
   Acquisition of European companies ............................................          (1,697)          (1,191)
   Proceeds from sale of Irideon and Brilliant Stages assets and
     cancellation of land lease .................................................              --            2,892
   Proceeds from sale of equipment ..............................................              67              268
                                                                                         --------         --------
        Net cash used in investing activities ...................................         (10,857)          (3,691)

Cash flows from financing activities:
   Proceeds from issuance of debt ...............................................          54,283           16,835
   Principal payments on debt ...................................................         (62,637)         (15,908)
   Proceeds from issuance of distributor advances ...............................             514             --
   Principal payments on distributor advances ...................................          (1,242)            (172)
   Proceeds from payments on stockholder notes receivable .......................              89               26
   Proceeds from public offering of common stock ................................          21,307             --
                                                                                         --------         --------
        Net cash provided by financing activities ...............................          12,314              781
Effect from foreign currency translation adjustment .............................             (74)             380
                                                                                         --------         --------
Net increase during the period ..................................................           1,730             (663)
Cash, beginning of period .......................................................           1,862            3,838
                                                                                         --------         --------
Cash, end of period .............................................................        $  3,592         $  3,175
                                                                                         --------         --------
                                                                                         --------         --------
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest expense ...............................................        $  1,321         $  1,730
   Cash paid for income taxes ...................................................        $    539         $  1,213


                 See notes to consolidated financial statements

                VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

                       (IN THOUSANDS EXCEPT SHARE DATA)

1.  Interim Financial Information

         The accompanying unaudited condensed consolidated financial statements of Vari-Lite International, Inc. (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three-month and six-month periods ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1999.

         For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

2.  Inventory

         Inventory consists of the following:

                                                                       September 30,           March 31,
                                                                           1998                  1999
                                                                           ----                  ----
Raw materials..............................................               $5,283                $5,348
Work in progress...........................................                  616                   443
Finished goods.............................................                  176                     -
                                                                          ------                ------
                                                                          $6,075                $5,791
                                                                          ------                ------
                                                                          ------                ------

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

4.  Long-Term Debt and Extraordinary Loss

         On December 19, 1997, the Company entered into a five-year $50,000 multicurrency revolving credit facility (the "New Credit Facility") and canceled its existing credit facility. The initial $50,000 committment on the New Credit Facility, as amended in April 1999, decreases by $1,000 during each of the third and fourth quarters of fiscal 1999 and $1,500 per quarter thereafter through maturity. Borrowings under the New Credit Facility were $45,400 at March 31, 1999 and bear interest at the lender's base rate plus a rate margin ranging from 0.00% to 1.00% or LIBOR plus a rate margin ranging from 1.00% to 3.50% based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility) and are secured by substantially all of the assets owned by the Company's domestic subsidiaries and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. In December 1997, the Company expensed deferred financing costs related to the prior debt facility of $737 (net of tax benefit of $481) relating to the early extinguishment of debt, which have been reflected in the consolidated statements of income as an extraordinary loss for the six months ended March 31, 1998.

5.  Net Income Per Share

         Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect, if any, of stock options and warrants.

         The following is a reconciliation of shares used in calculating diluted income per share for the three-month and six-month periods ended March 31, 1998 and 1999:

                                                        Three Months ended                Six Months ended
                                                             March 31,                        March 31,
                                                   --------------------------        -------------------------
                                                      1998           1999               1998          1999
                                                      ----           ----               ----          ----
Weighted average shares outstanding....            7,800,003      7,800,003          7,624,179     7,800,003

Dilutive effect of stock options and
    warrants after application of
    treasury stock method..............               -              -                  14,193        -
                                                   ---------      ---------          ---------     ---------

Shares used in calculating diluted
   income per share....................            7,800,003      7,800,003          7,638,372     7,800,003
                                                   ---------      ---------          ---------     ---------

         For the three and six month period ended March 31, 1999, earnings per share excludes 600,300 stock options and 242,233 warrants which are anti-dilutive. For the three and six month periods ended March 31, 1998, earnings per share excludes 544,000 and 41,665 stock options, respectively. In addition for the three month period ended March 31, 1998, 242,233 warrants were excluded as they are anti-dilutive.

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

7.  Acquisitions

         In October 1998, the Company acquired the VARI*LITE-R- distribution rights and related assets of its French distributor for approximately $1,200 in cash, virtually all of which has been recorded as goodwill.

8.  Dispositions

         During fiscal 1998, the Company made a strategic decision to dispose of its Irideon-R- architectural automated lighting product line. As a result of this decision, during 1998 the Irideon-R- assets were written down to their net realizable value in accordance with SFAS No. 121. On October 30, 1998, the Company sold substantially all of the Irideon-R- assets for its net book value, after writedown, of approximately $2,000.

         On December 31, 1998, the Company sold substantially all of the assets of Brilliant Stages, Ltd., one of the Company's European subsidiaries, for approximately $500, resulting in a gain of approximately $99.

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

         In November 1998, the Company brought suit asserting several claims of patent infringement by Martin Gruppen A/S and Martin Professional A/S in the United States Federal District Court of Sherman, Texas seeking monetary damages and injunctive relief to prevent future infringement. Discovery in this matter is proceeding and a preliminary injunction hearing is currently scheduled for July 1999.

11. Commitments and Contingencies

         In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming patent infringement by third parties in connection with which the Company has been subject to counterclaims. Management does not believe that these lawsuits will have a significant impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      REVENUES. Total revenues increased 20.5%, or $4.0 million, to $23.2 million in the three-month period ended March 31, 1999, compared to $19.2 million in the three-month period ended March 31, 1998. The revenue increase was attributable primarily to the factors set forth below.

      Rental revenues increased 30.8%, or $4.9 million, to $20.9 million in the three-month period ended March 31, 1999, compared to $16.0 million in the three-month period ended March 31, 1998. This increase was primarily due to the acquisition of several of the Company's European distributors in fiscal 1998. Prior to acquiring each distributor, the Company received and recognized approximately one-half of the rental revenue earned by the distributor in accordance with the terms of the distributor agreement. After acquiring each distributor, the Company's results reflect all of the revenues the distributor would have earned. In addition, the Company's sales-type lease revenues increased as a result of the conversion of several of our North American dealers from a monthly rental arrangement to a fully paid long term lease program. Sales-type lease revenues increased by $1.9 million to $2.5 million in the three-month period ended March 31, 1999, compared to $0.6 million in the three-month period ended March 31, 1998. Finally, additional revenue increases resulted from the opening of two new offices in fiscal 1998.

      Product sales and services revenues decreased 29.8%, or $0.9 million, to $2.3 million in the three-month period ended March 31, 1999, compared to $3.2 million in the three-month period ended March 31, 1998. This decrease was primarily due to the sale of the Company's Irideon-R- automated lighting product line in October 1998 and substantially all of the assets of the Company's Brilliant Stages, Ltd. subsidiary ("Brilliant Stages") in December 1998.

      RENTAL COSTS. Rental costs increased 47.3%, or $3.5 million, to $11.0 million in the three-month period ended March 31, 1999, compared to $7.5 million in the three-month period ended March 31, 1998. Rental costs as a percentage of rental revenues increased to 52.7% in the three-month period ended March 31, 1999, from 46.8% in the three-month period ended March 31, 1998. The increase in rental costs as a percentage of total rental revenues was primarily due to increased costs associated with the higher level of conventional equipment rentals, pricing pressures from competitors which resulted in increased costs associated with renting more equipment without a corresponding increase in revenue and the inclusion of all of the costs of the operations of the European distributors that were acquired in fiscal 1998. Prior to acquiring each distributor, the Company's rental costs associated with distributor rental revenues were almost exclusively the depreciation on the equipment assigned to the distributor. After acquiring the distributor, the Company's results reflect all of the additional rental costs incurred from operating the business previously operated by the distributor.

      PRODUCT SALES AND SERVICES COSTS. Product sales and services costs decreased 24.9%, or $0.6 million, to $1.8 million in the three-month period ended March 31, 1999, compared to $2.4 million in the three-month period ended March 31, 1998. Product sales and services costs as a percentage of product sales and services revenue increased to 77.3% in the three-month period ended March 31, 1999, from 72.2% in the three-month period ended March 31, 1998. The increase in product sales and services costs as a percentage of the related revenues was primarily due to costs incurred in connection with a Brilliant Stages construction contract that was in progress when the Brilliant Stages business was sold at December 31, 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 16.0%, or $1.3 million, to $8.9 million in the three-month period ended March 31, 1999, compared to $7.6 million in the three-month period ended March 31, 1998. This increase resulted primarily from the acquisition of certain of the Company's European distributors in fiscal 1998. This expense as a percentage of total revenues decreased to 38.2% in the three-month period ended March 31, 1999, from 39.7% in the three-month period ended March 31, 1998.

      RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 34.6%, or $0.7 million, to $1.2 million in the three-month period ended March 31, 1999, compared to $1.9 million in the three-month period ended March 31, 1998. This expense as a percentage of total revenues decreased to 5.3% in the three-month period ended March 31, 1999, from 9.8% in the three-month period ended March 31, 1998. This decrease was primarily the result of a decrease in employee-related costs as a result of employee terminations from the restructuring of the Company in fiscal 1998.

      INTEREST EXPENSE. Interest expense increased 74.5%, or $0.4 million, to $1.0 million in the three-month period ended March 31, 1999, compared to $0.6 million in the three-month period ended March 31, 1998. This increase was due to higher interest rates and a higher debt level in the period ended March 31, 1999.

      INCOME TAXES. Effective tax rates in the three-month periods ended March 31, 1999 and 1998 were 40.6% and 39.5%, respectively.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

      REVENUES. Total revenues increased 16.0%, or $6.7 million, to $48.4 million in the six-month period ended March 31, 1999, compared to $41.7 million in the six-month period ended March 31, 1998. The revenue increase was attributable primarily to the factors set forth below.

      Rental revenues increased 23.9%, or $8.4 million, to $43.5 million in the six-month period ended March 31, 1999, compared to $35.1 million in the six-month period ended March 31, 1998. This increase was primarily due to the acquisition of several of the Company's European distributors in fiscal 1998. Prior to acquiring each distributor, the Company received and recognized approximately one-half of the rental revenue earned by the distributor in accordance with the terms of the distributor agreement. After acquiring each distributor, the Company's results reflect all of the revenues the distributor would have earned. In addition, the Company's sales-type lease revenues increased as a result of the conversion of several of our North American dealers from a monthly rental arrangement to a fully paid long term lease program. Sales-type lease revenues increased by $2.1 million to $3.0 million in the six-month period ended March 31, 1999, compared to $0.9 million in the six-month period ended March 31, 1998. Finally, additional revenue increases resulted from the opening of two new offices in fiscal 1998.

      Product sales and services revenues decreased 25.8%, or $1.7 million, to $4.9 million in the six-month period ended March 31, 1999, compared to $6.6 million in the six-month period ended March 31, 1998. This decrease was primarily due to the sale of the Company's Irideon-R- automated lighting product line in October 1998 and substantially all of the assets of Brilliant Stages in December 1998.

      RENTAL COSTS. Rental costs increased 46.1%, or $7.0 million, to $22.0 million in the six-month period ended March 31, 1999, compared to $15.0 million in the six-month period ended March 31, 1998. Rental costs as a percentage of rental revenues increased to 50.5% in the six-month period ended March 31, 1999, from 42.8% in the six-month period ended March 31, 1998. The increase in rental costs as a percentage of total rental revenues was primarily due to increased costs associated with the higher level of conventional equipment rentals, pricing pressures from competitors which resulted in increased costs associated with renting more equipment without a corresponding increase in revenue and the inclusion of all of the costs of the European distributors that were acquired in fiscal 1998. Prior to acquiring each distributor, the Company's rental costs associated with distributor rental revenues were almost exclusively the depreciation on the equipment assigned to the distributor. After acquiring the distributor, the Company's results reflect all of the additional rental costs incurred from operating the business previously operated by the distributor.

      PRODUCT SALES AND SERVICES COSTS. Product sales and services costs decreased 21.8%, or $1.0 million, to $3.7 million in the six-month period ended March 31, 1999, compared to $4.7 million in the six-month period ended March 31, 1998. Product sales and services costs as a percentage of product sales and services revenue increased to 74.5% in the six-month period ended March 31, 1999, from 70.6% in the six-month period ended March 31, 1998. The increase in product sales and services costs as a percentage of the related revenues was primarily due to costs incurred in connection with a Brilliant Stages construction contract that was in progress when the Brilliant Stages business was sold at December 31, 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 16.8%, or $2.7 million, to $18.6 million in the six-month period ended March 31, 1999, compared to $15.9 million in the six-month period ended March 31, 1998. This increase resulted primarily from the acquisition of certain of the Company's European distributors in fiscal 1998, partially offset by a $0.5 million gain from a lease cancellation in December 1998. This expense as a percentage of total revenues increased to 38.3% in the six-month period ended March 31, 1999, from 38.1% in the six-month period ended March 31, 1998.

      RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 28.3%, or $1.0 million, to $2.5 million in the six-month period ended March 31, 1999, compared to $3.5 million in the six-month period ended March 31, 1998. This expense as a percentage of total revenues decreased to 5.1% in the six-month period ended March 31, 1999, from 8.3% in the six-month period ended March 31, 1998. This decrease was primarily the result of a decrease in employee-related costs as a result of employee terminations from the restructuring of the Company in fiscal 1998.

      INTEREST EXPENSE. Interest expense increased 56.7%, or $0.7 million, to $2.0 million in the six-month period ended March 31, 1999, compared to $1.3 million in the six-month period ended March 31, 1998. This increase was due to higher interest rates and a higher debt level in the period ended March 31, 1999.

      EXTRAORDINARY LOSS. A non-cash extraordinary loss of $0.7 million was recorded in the six-month period ended March 31, 1998, net of $0.4 million of tax benefit, relating to the early extinguishment of debt.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. During the six-month period ended March 31, 1998, the Company recorded a cumulative effect of change in accounting principle loss of $0.2 million, net of $0.1 million of tax benefit, relating to start-up costs that had previously been capitalized.

      INCOME TAXES. The effective tax rate in the six-month periods ended March 31, 1999 and 1998 was 39.5%.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of $0.3 million and $1.9 million for the six-month periods ended March 31, 1998 and 1999, respectively.

         During fiscal 1997, the Company borrowed under a multicurrency credit agreement (the "Old Credit Agreement") to partially finance its operations and capital expenditures. On October 21, 1997, the Company consummated the initial public offering of its common stock and used the net proceeds thereof, approximately $21.3 million, to repay indebtedness under the Old Credit Agreement. On December 19, 1997, the Company entered into a five-year $50.0 million multicurrency revolving credit facility (the "New Credit Facility") and canceled its existing credit facility. The initial $50.0 million committment on the New Credit Facility, as amended in April 1999, decreases by $1.0 million during each of the third and fourth quarters of fiscal 1999 and $1.5 million per quarter thereafter through maturity. Borrowings under the New Credit Facility were $45.4 million at March 31, 1999 and bear interest at the lender's base rate plus a rate margin ranging from 0.00% to 1.00% or LIBOR plus a rate margin ranging from 1.00% to 3.50% based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility) and are secured by substantially all of the assets owned by the Company's domestic subsidiaries and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New

Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. In December 1997, the Company expensed deferred financing costs related to the prior debt facility of $0.7 million (net of tax benefit of $0.4 million) relating to the early extinguishment of debt, which have been reflected in the consolidated statements of income as an extraordinary loss.

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

         The Company's business requires significant capital expenditures. Capital expenditures for the six months ended March 31, 1998 and 1999 were approximately $9.2 million and $5.7 million, respectively, of which approximately $8.7 million and $5.5 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting and concert sound systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

      The Company had a working capital surplus of $12.3 million and $9.4 million at March 31, 1998 and 1999, respectively.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In August 1995, the Company brought suit asserting a number of claims of infringement of several of its patents by High End Systems, Inc. ("High End") in the United States District Court for the Northern District of Texas seeking monetary damages and injunctive relief to prevent future patent infringement. In December 1998, the court approved a negotiated settlement between the Company and High End, the specific terms of which are confidential but included cash paid to the Company, a cross license of certain patents and authorization for High End to continue to sell all of the products that were the subject of the suit. The settlement, recorded in December 1998, does not affect the sale or use of any of the Company's or High End's products or services that existed at the time of settlement

         In November 1998, the Company brought suit asserting several claims of patent infringement by Martin Gruppen A/S and Martin Professional A/S in the United States Federal District Court of Sherman, Texas seeking monetary damages and injunctive relief to prevent future infringement. Discovery in this matter is proceeding and a preliminary injunction hearing is currently scheduled for July 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On February 26, 1999, the Annual Meeting of
         Stockholders was held in Dallas, Texas. The stockholders were asked to elect two Class II directors to serve until 2002. The vote was as follows:

                                                                     Against or
                                                       For            Withheld      Abstentions
                                                       ---            --------      -----------
                  James H. Clark, Jr.               7,231,431          16,851             200
                  John R. Rettberg                  7,231,631          16,651              -

                     Messrs. Brutsche', Smith, Maxson and Prothro will
               continue as directors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                     10.40 Amendment No. 1, effective January 1, 1998, to the Vari-Lite International, Inc. Employees' Stock Ownership Plan dated September 27, 1995

                     10.41 Amendment No. 1, effective January 1, 1998, to the Vari-Lite International, Inc. Employees' Stock Ownership Trust dated September 27, 1995

                     10.42 Amendment No. 4, dated April 1, 1999 to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder

                     27.1     Financial Data Schedule

        (b) No reports on Form 8-K were filed for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VARI-LITE INTERNATIONAL, INC.

Date:    May 12, 1999              By:    /s/ MICHAEL P. HERMAN
      ---------------                 ---------------------------
                                          Michael P. Herman
                                          Vice President - Finance,
                                          Chief Financial Officer
                                          and Secretary (Principal Financial
                                          and Accounting Officer)