Form 10-Q
period 1999-06-30
VARI LITE INTERNATIONAL INC
filed 1999-08-16
CIK 1033491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER: 0-23159

                          Vari-Lite International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   75-2239444
   -------------------------------                  --------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

      201 Regal Row, Dallas, Texas                         75247
----------------------------------------                 ----------
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

  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of August 11, 1999, there were 7,800,003 shares of Common Stock outstanding.

                          VARI-LITE INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


PART I. - FINANCIAL INFORMATION                                              Page
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of
         September 30, 1998 and June 30, 1999 ..............................    3

         Condensed Consolidated Statements of Income for
         the three months ended June 30, 1998 and 1999 .....................    4

         Condensed Consolidated Statements of Income for
         the nine months ended June 30, 1998 and 1999 ......................    5

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended June 30, 1998 and 1999 ......................    6

         Notes to Condensed Consolidated Financial Statements ..............    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................   12


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................   19

Item 3.  Defaults Upon Senior Securities ...................................   19

Item 6.  Exhibits and Reports on Form 8-K ..................................   20

SIGNATURES. ................................................................   21

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                      ASSETS

                                                                                        SEPTEMBER 30,    JUNE 30,
                                                                                            1998           1999
                                                                                        -------------   ---------
CURRENT ASSETS:
   Cash ............................................................................... $   3,838       $   2,111
   Receivables, less allowance for doubtful accounts of $900 and $735 .................    13,471          11,683
   Inventory ..........................................................................     6,075           6,035
   Prepaid expense and other current assets ...........................................     1,749           2,347
                                                                                        ---------       ---------
      TOTAL CURRENT ASSETS ............................................................    25,133          22,176
EQUIPMENT AND OTHER PROPERTY:
   Lighting and sound equipment .......................................................   127,763         133,085
   Machinery and tools ................................................................     5,097           5,963
   Furniture and fixtures .............................................................     4,439           4,985
   Office and computer equipment ......................................................    10,399          10,368
   Work in progress and raw materials inventory .......................................     5,320           4,897
                                                                                        ---------       ---------
                                                                                          153,018         159,298
      Less accumulated depreciation and amortization ..................................    71,745          80,348
                                                                                        ---------       ---------
                                                                                           81,273          78,950
OTHER ASSETS ..........................................................................     8,221           8,536
                                                                                        ---------       ---------
      TOTAL ASSETS .................................................................... $ 114,627       $ 109,662
                                                                                        =========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .............................................. $  13,189       $  11,167
   Unearned revenue ...................................................................     1,694           1,650
   Income taxes payable ...............................................................       999             191
   Current portion of long-term obligations ...........................................     3,049          48,912
                                                                                        ---------       ---------
      TOTAL CURRENT LIABILITIES .......................................................    18,931          61,920
LONG-TERM OBLIGATIONS .................................................................    47,284           1,962
DEFERRED INCOME TAXES .................................................................     3,708           2,564
                                                                                        ---------       ---------
      TOTAL LIABILITIES ...............................................................    69,923          66,446
COMMITMENTS AND CONTINGENCIES  (Note 11)
STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares
      outstanding) ....................................................................         -               -
   Common Stock, $0.10 par value (40,000,000 shares authorized; 7,800,003 and
      7,800,003 shares outstanding) ...................................................       785             785
   Treasury Stock .....................................................................      (186)           (186)
   Additional paid-in capital .........................................................    24,426          24,426
   Stockholder notes receivable .......................................................       (82)            (51)
   Stock purchase warrants ............................................................       600             600
   Accumulated other comprehensive loss -  foreign currency translation
        adjustment ....................................................................      (230)           (482)
   Retained earnings ..................................................................    19,391          18,124
                                                                                        ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY ......................................................    44,704          43,216
                                                                                        ---------       ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................... $ 114,627       $ 109,662
                                                                                        =========       =========

                  See notes to condensed consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                1998         1999
                                                                             ----------   ----------
Rental revenues ...........................................................  $   19,047   $   18,461
Product sales and services revenues........................................       3,482        1,605
                                                                             ----------   ----------
   TOTAL REVENUES..........................................................      22,529       20,066
Rental costs ..............................................................       8,396        9,331
Product sales and services costs ..........................................       2,627        1,067
                                                                             ----------   ----------
   TOTAL COST OF SALES ....................................................      11,023       10,398
                                                                             ----------   ----------
   GROSS PROFIT ...........................................................      11,506        9,668
Selling, general and administrative expense ...............................       9,164        9,162
Research and development expense ..........................................       1,680        1,205
                                                                             ----------   ----------
   TOTAL OPERATING EXPENSES ...............................................      10,844       10,367
                                                                             ----------   ----------
OPERATING INCOME (LOSS) ...................................................         662         (699)
Interest expense net ......................................................         661        1,119
                                                                             ----------   ----------
INCOME (LOSS) BEFORE INCOME TAX ...........................................           1       (1,818)
Income tax expense (benefit) ..............................................           1         (718)
                                                                             ----------   ----------
NET INCOME (LOSS) .........................................................           0       (1,100)

Other comprehensive loss - foreign currency translation adjustments .......        (839)         (23)
                                                                             ----------   ----------
COMPREHENSIVE LOSS ........................................................  $     (839)  $   (1,123)
                                                                             ==========   ==========
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING .................................   7,800,003    7,800,003
                                                                             ==========   ==========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING ...............................   7,800,003    7,800,003
                                                                             ==========   ==========


PER SHARE INFORMATION
BASIC:
    Net income (loss) .....................................................  $     0.00   $    (0.14)
DILUTED:
    Net income (loss) .....................................................  $     0.00   $    (0.14)

Dividends declared ........................................................  $        -   $        -

                  See notes to condensed consolidated financial statements.

                  VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                1998         1999
                                                                             ----------   ----------
Rental revenues ...........................................................  $   54,182   $   61,976
Product sales and services revenues .......................................      10,093        6,508
                                                                             ----------   ----------
   TOTAL REVENUES .........................................................      64,275       68,484
Rental costs ..............................................................      23,431       31,297
Product sales and services costs ..........................................       7,297        4,718
                                                                             ----------   ----------
   TOTAL COST OF SALES ....................................................      30,728       36,015
                                                                             ----------   ----------
   GROSS PROFIT ...........................................................      33,547       32,469
Selling, general and administrative expense ...............................      25,062       27,725
Research and development expense ..........................................       5,143        3,687
                                                                             ----------   ----------
   TOTAL OPERATING EXPENSES ...............................................      30,205       31,412
                                                                             ----------   ----------

OPERATING INCOME ..........................................................       3,342        1,057
Interest expense net ......................................................       1,958        3,151
                                                                             ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ................................       1,384       (2,094)
Income taxes expense (benefit) ............................................         547         (827)
                                                                             ----------   ----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE .................................................         837       (1,267)
Extraordinary loss ........................................................         737            -
Cumulative effect of change in accounting principle .......................         195            -
                                                                             ----------   ----------
NET LOSS ..................................................................         (95)      (1,267)

Other comprehensive loss - foreign currency translation adjustments .......        (697)        (252)
                                                                             ----------   ----------
COMPREHENSIVE LOSS ........................................................  $     (792)  $   (1,519)
                                                                             ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING .......................................   7,682,787    7,800,003
                                                                             ==========   ==========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING ...............................   7,683,314    7,800,003
                                                                             ==========   ==========

PER SHARE INFORMATION
BASIC:
  Income (loss) before extraordinary loss and cumulative effect of change
    in accounting principle ...............................................  $     0.11   $    (0.16)
  Extraordinary loss ......................................................        (.10)           -
  Cumulative effect of change in accounting principle . ...................        (.02)           -
  Net loss ................................................................  $    (0.01)  $    (0.16)
DILUTED:
  Income (loss) before extraordinary loss and cumulative effect of change
    in accounting principle ...............................................  $     0.11   $    (0.16)
  Extraordinary loss ......................................................        (.10)           -
  Cumulative effect of change in accounting principle . ...................        (.02)           -
  Net loss ................................................................  $    (0.01)  $    (0.16)

Dividends declared ........................................................  $        -   $        -

                  See notes to condensed consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999

                                   (UNAUDITED)

                                 (In thousands)

                                                                                     1998        1999
                                                                                   ---------   ---------
Cash flows from operating activities:
  Net loss.......................................................................  $    (95)   $ (1,267)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization..............................................     9,879      11,577
      Amortization of note discount and deferred loan fees.......................        67          95
      Provision for doubtful accounts............................................       139          92
      Extraordinary loss from early extinguishment of debt.......................       737           -
      Cumulative effect of change in accounting principle........................       195           -
      Deferred income taxes......................................................       106      (1,144)
      Gain on sale of Brilliant Stages assets and cancellation of land lease.....         -        (599)
      Gain on sale of equipment..................................................       (29)       (103)
      Provisions for ESOP and ESEP contributions.................................       191         187
        Net change in assets and liabilities:
          Accounts receivable....................................................       802       1,696
          Prepaid expenses.......................................................        (5)       (598)
          Inventory..............................................................    (2,607)     (1,900)
          Other assets...........................................................    (2,285)        549
          Accounts payable, accrued liabilities and income taxes payable.........    (2,925)     (3,017)
          Unearned revenue.......................................................       385         (43)
                                                                                   --------    --------
          Net cash provided by operating activities..............................     4,555       5,525

Cash flows from investing activities:
  Capital expenditures, including rental equipment...............................   (18,073)    (10,499)
  Acquisition of European companies..............................................    (1,730)     (1,192)
  Proceeds from sale of Irideon and Brilliant Stages assets and
    cancellation of land lease...................................................         -       2,892
  Proceeds from sale of equipment................................................        67         275
                                                                                   --------    --------
          Net cash used in investing activities..................................   (19,736)     (8,524)

Cash flows from financing activities:
  Proceeds from issuance of debt.................................................    63,100      24,041
  Principal payments on debt.....................................................   (65,738)    (22,121)
  Proceeds from issuance of distributor advances.................................       576           -
  Principal payments on distributor advances.....................................    (1,448)       (552)
  Proceeds from payments on stockholder notes receivable.........................        89          31
  Proceeds from public offering of common stock..................................    21,307           -
                                                                                   --------    --------
          Net cash provided by financing activities..............................    17,886       1,399
Effect from foreign currency translation adjustment..............................      (956)       (127)
                                                                                   --------    --------
Net increase (decrease) during the period........................................     1,749      (1,727)
Cash, beginning of period........................................................     1,862       3,838
                                                                                   --------    --------
Cash, end of period..............................................................  $  3,611    $  2,111
                                                                                   ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest expense.................................................  $  1,972    $  3,192
  Cash paid for income taxes.....................................................  $  1,383    $  1,812

                  See notes to condensed consolidated financial statements.

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

         In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three-month and nine-month periods ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1999.

         For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

2.   Inventory

         Inventory consists of the following:

                                    September 30,   June 30,
                                        1998          1999
                                        ----          ----
     Raw materials ................    $5,283        $5,527
     Work in progress .............       616           502
     Finished goods ...............       176             6
                                       ------        ------
                                       $6,075        $6,035
                                       ======        ======

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


4.   Long-Term Debt and Extraordinary Loss

         On December 19, 1997, the Company entered into a five-year $50,000 multicurrency revolving credit facility (the "New Credit Facility") and canceled its existing credit facility. The initial $50,000 commitment on the New Credit Facility, as amended, which decreased by $1,000 in the third quarter of fiscal 1999, decreases by $1,000 during the fourth quarter of fiscal 1999 and $1,500 per quarter thereafter through maturity. Borrowings under the New Credit Facility were $46,700 at June 30, 1999 and bear interest at the lender's base rate plus a rate margin ranging from 0.00% to 1.00% or LIBOR plus a rate margin ranging from 1.00% to 3.50% based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility) and are secured by substantially all of the assets owned by the Company's domestic subsidiaries and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. In December 1997, the Company expensed deferred financing costs related to the prior debt facility of $737 (net of tax benefit of $481) relating to the early extinguishment of debt, which have been reflected in the consolidated statements of income as an extraordinary loss for the nine months ended June 30, 1998.

         On June 30, 1999, the Company was in default of certain financial covenants contained in the New Credit Facility. The lenders under the New Credit Facility have waived all of the financial covenant defaults from June 30, 1999 through August 20, 1999. The Company's management is currently negotiating an amendment to the New Credit Facility with modified financial covenants. The terms of the amendment, which have not been finalized, may also include the payment of additional fees and/or expenses, increases in interest rate margins, repricing and/or issuance of additional common stock warrants and/or the modification of several other terms and conditions under the New Credit Facility. There can be no assurance regarding the successful completion of this amendment or whether the Company will be able to comply with such amended covenants or other terms, therefore, the outstanding balance under the New Credit Facility has been classified as current at June 30, 1999. If the Company is not successful in amending the New Credit Facility, the lenders will be entitled to pursue all rights available under the New Credit Facility.

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

         The following is a reconciliation of shares used in calculating diluted income per share for the three-month and nine-month periods ended June 30, 1998 and 1999:

                                                          Three Months ended              Nine Months ended
                                                                June 30,                       June 30,
                                                       ------------------------       -------------------------
                                                         1998           1999             1998           1999
                                                       ---------      ---------       ---------       ---------
Weighted average shares outstanding .................. 7,800,003      7,800,003       7,682,787       7,800,003

Dilutive effect of stock options and warrants
   after application of treasury stock method ........         -              -             527               -
                                                       ---------      ---------       ---------       ---------
Shares used in calculating diluted income per
   share ............................................. 7,800,003      7,800,003       7,683,314       7,800,003
                                                       =========      =========       =========       =========


         For the three-month and nine-month periods ended June 30, 1999, earnings per share excludes 585,300 stock options and 242,233 warrants which are anti-dilutive. For the three-month and nine-month periods ended June 30, 1998, earnings per share excludes 514,335 and 41,665 stock options, respectively. In addition, for the three-month period ended June 30, 1998, 242,233 warrants which were anti-dilutive were excluded.

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

         In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This standard, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than the first quarter of the Company's fiscal year 2000. The Company is currently analyzing the effect of this standard and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

7. Acquisitions

         In October 1998, the Company acquired the VARI*LITE-Registered Trademark- distribution rights and related assets of its French distributor for approximately $1,200 in cash, virtually all of which has been recorded as goodwill.

8. Dispositions

         During fiscal 1998, the Company made a strategic decision to dispose of its Irideon-Registered Trademark- architectural automated lighting product line. As a result of this decision, during 1998 the Irideon-Registered Trademark-assets were written down to their net realizable value in accordance with SFAS No. 121. On October 30, 1998, the Company sold substantially all of the Irideon-Registered Trademark- assets for its net book value, after writedown, of approximately $2,000.

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

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


10.  Legal Proceedings

         In August 1995, the Company brought suit asserting a number of claims of infringement of several of its patents by High End Systems, Inc. ("High End") in the United States District Court for the Northern District of Texas seeking monetary damages and injunctive relief to prevent future patent infringement. In December 1998, the court approved a negotiated settlement between the Company and High End, the specific terms of which are confidential but included cash paid and to be paid to the Company, a cross license of certain patents and authorization for High End to continue to sell all of the products that were the subject of the suit. The settlement, recorded in December 1998, does not affect the sale or use of any of the Company's or High End's products or services that existed at the time of settlement.

         In November 1998, the Company brought suit asserting several claims of patent infringement by Martin Gruppen A/S and Martin Professional A/S (collectively, "Martin") in the United States District Court for the Eastern District of Texas seeking monetary damages and injunctive relief to prevent future infringement. On July 26, 1999, the court entered a preliminary injunction which prohibits Martin from making, using, selling, leasing or offering for sale or lease in the United States, or importing into the United States, certain Martin products. Martin has appealed this injunction to the United States Court of Appeals for the Federal Circuit and has requested a stay of the injunction pending appeal.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      REVENUES. Total revenues decreased 11.0%, or $2.4 million, to $20.1 million in the three-month period ended June 30, 1999, compared to $22.5 million in the three-month period ended June 30, 1998. The revenue decrease was attributable primarily to the factors set forth below.

      Rental revenues decreased 3.1%, or $0.5 million, to $18.5 million in the three-month period ended June 30, 1999, compared to $19.0 million in the three-month period ended June 30, 1998. This decrease was primarily due to pricing pressures from competitors.

      Product sales and services revenues decreased 53.9%, or $1.9 million, to $1.6 million in the three-month period ended June 30, 1999, compared to $3.5 million in the three-month period ended June 30, 1998. This decrease was primarily due to the sale of the Company's Irideon-Registered
Trademark- product line in October 1998 and substantially all of the assets of the Company's Brilliant Stages, Ltd. subsidiary ("Brilliant Stages") in December 1998.

      RENTAL COSTS. Rental costs increased 11.1%, or $0.9 million, to $9.3 million in the three-month period ended June 30, 1999, compared to $8.4 million in the three-month period ended June 30, 1998. Rental costs as a percentage of rental revenues increased to 50.5% in the three-month period ended June 30, 1999, from 44.1% in the three-month period ended June 30, 1998. The increase in rental costs as a percentage of total rental revenues was primarily due to increased costs associated with the higher level of conventional equipment rentals, pricing pressures from competitors which resulted in increased costs associated with renting more equipment without a corresponding increase in revenue and the inclusion in rental costs of all of the costs of the operations of the European distributors that were acquired in fiscal 1998. Prior to acquiring each distributor, the Company's rental costs associated with distributor rental revenues were almost exclusively the depreciation on the equipment assigned to the distributor. After acquiring the distributor, the Company's results reflect all of the additional rental costs incurred from operating the business previously operated by the distributor.

      PRODUCT SALES AND SERVICES COSTS. Product sales and services costs decreased 59.4%, or $1.6 million, to $1.1 million in the three-month period ended June 30, 1999, compared to $2.6 million in the three-month period ended June 30, 1998. Product sales and services costs as a percentage of product sales and services revenue decreased to 66.5% in the three-month period ended June 30, 1999, from 75.4% in the three-month period ended June 30, 1998. The decrease in product sales and services costs as a percentage of the related revenues was primarily due to the disposition in the first quarter of fiscal 1999 of the Brilliant Stages and Irideon-Registered Trademark- operations which had higher costs as a percentage of related revenue than the balance of the product sales and service operations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense in the three-month period ended June 30, 1999 was approximately the same as in the three-month period ended June 30, 1998. However, this expense as a percentage of total revenues increased to 45.7% in the three-month period ended June 30, 1999, from 40.7% in the three-month period ended June 30, 1998 as a result of decreased revenues.

      RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 28.3%, or $0.5 million, to $1.2 million in the three-month period ended June 30, 1999, compared to $1.7 million in the three-month period ended June 30, 1998. This expense as a percentage of total revenues decreased to 6.0% in the three-month period ended June 30, 1999, from 7.5% in the three-month period ended June 30, 1998. This decrease was primarily the result of a decrease in employee-related costs as a result of employee terminations from the restructuring of the Company in fiscal 1998.

      INTEREST EXPENSE. Interest expense increased 69.3%, or $0.5 million, to $1.1 million in the three-month period ended June 30, 1999, compared to $0.7 million in the three-month period ended June 30, 1998. This increase was due to higher interest rates and a higher debt level in the period ended June 30, 1999.

      INCOME TAXES. The effective tax rate in the three-month periods ended June 30, 1999 and 1998 was 39.5%.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

      REVENUES. Total revenues increased 6.6%, or $4.2 million, to $68.5 million in the nine-month period ended June 30, 1999, compared to $64.3 million in the nine-month period ended June 30, 1998. The revenue increase was attributable primarily to the factors set forth below.

      Rental revenues increased 14.4%, or $7.8 million, to $62.0 million in the nine-month period ended June 30, 1999, compared to $54.2 million in the nine-month period ended June 30, 1998. This increase was primarily due to the acquisition of several of the Company's European distributors in fiscal 1998. Prior to acquiring each distributor, the Company received and recognized approximately one-half of the rental revenue earned by the distributor in accordance with the terms of the distributor agreement. After acquiring each distributor, the Company's results reflect all of the revenues the distributor would have earned. In addition, the Company's sales-type lease revenues increased as a result of the conversion of several North American dealers from a monthly rental arrangement to a fully paid long-term lease program. Sales-type lease revenues increased by $2.1 million to $3.1 million in the nine-month period ended June 30, 1999, compared to $1.0 million in the nine-month period ended June 30, 1998. Finally, additional revenue increases resulted from the opening of two new offices in fiscal 1998.

      Product sales and services revenues decreased 35.5%, or $3.6 million, to $6.5 million in the nine-month period ended June 30, 1999, compared to $10.1 million in the nine-month period ended June 30, 1998. This decrease was primarily due to the sale of the Company's Irideon-Registered Trademark-product line in October 1998 and substantially all of the assets of Brilliant Stages in December 1998.

      RENTAL COSTS. Rental costs increased 33.6%, or $7.9 million, to $31.3 million in the nine-month period ended June 30, 1999, compared to $23.4 million in the nine-month period ended June 30, 1998. Rental costs as a percentage of rental revenues increased to 50.5% in the nine-month period ended June 30, 1999, from 43.2% in the nine-month period ended June 30, 1998. The increase in rental costs as a percentage of total rental revenues was primarily due to increased costs associated with the higher level of conventional equipment rentals, pricing pressures from competitors which resulted in increased costs associated with renting more equipment without a corresponding increase in revenue and the inclusion of all of the costs of the European distributors that were acquired in fiscal 1998. Prior to acquiring each distributor, the Company's rental costs associated with distributor rental revenues were almost exclusively the depreciation on the equipment assigned to the distributor. After acquiring the distributor, the Company's results reflect all of the additional rental costs incurred from operating the business previously operated by the distributor.

      PRODUCT SALES AND SERVICES COSTS. Product sales and services costs decreased 35.3%, or $2.6 million, to $4.7 million in the nine-month period ended June 30, 1999, compared to $7.3 million in the nine-month period ended June 30, 1998. Product sales and services costs as a percentage of product sales and services revenue in the nine-month period ended June 30, 1999 was unchanged from the nine-month period ended June 30, 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 10.6%, or $2.6 million, to $27.7 million in the nine-month period ended June 30, 1999, compared to $25.1 million in the nine-month period ended June 30, 1998. This increase resulted primarily from the acquisition of certain of the Company's European distributors in fiscal 1998, partially offset by a $0.5 million gain from a lease cancellation in December 1998 and the sale of the Irideon-Registered Trademark- product line and the Brilliant Stages assets in the first quarter of fiscal 1999. This expense as a percentage of total revenues increased to 40.5% in the nine-month period ended June 30, 1999, from 39.0% in the nine-month period ended June 30, 1998.

      RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 28.3%, or $1.4 million, to $3.7 million in the nine-month period ended June 30, 1999, compared to $5.1 million in the nine-month period ended June 30, 1998. This expense as a percentage of total revenues decreased to 5.4% in the nine-month period ended June 30, 1999, from 8.0% in the nine-month period ended June 30, 1998. This decrease was primarily the result of a decrease in employee-related costs as a result of employee terminations from the restructuring of the Company in fiscal 1998.

      INTEREST EXPENSE. Interest expense increased 60.9%, or $1.2 million, to $3.2 million in the nine-month period ended June 30, 1999, compared to $2.0 million in the nine-month period ended June 30, 1998. This increase was due to higher interest rates and a higher debt level in the period ended June 30, 1999.

      EXTRAORDINARY LOSS. A non-cash extraordinary loss of $0.7 million was recorded in the nine-month period ended June 30, 1998, net of $0.4 million of tax benefit, relating to the early extinguishment of debt.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. During the nine-month period ended June 30, 1998, the Company recorded a cumulative effect of change in accounting principle loss of $0.2 million, net of $0.1 million of tax benefit, relating to start-up costs that had previously been capitalized.

      INCOME TAXES. The effective tax rate in the nine-month periods ended June 30, 1999 and 1998 was 39.5%.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of $4.6 million and $5.5 million for the nine-month periods ended June 30, 1998 and 1999, respectively.

         During fiscal 1997, the Company borrowed under a multicurrency credit agreement (the "Old Credit Agreement") to partially finance its operations and capital expenditures. On October 21, 1997, the Company consummated the initial public offering of its common stock and used the net proceeds thereof, approximately $21.3 million, to repay indebtedness under the Old Credit Agreement. On December 19, 1997, the Company entered into a five-year $50.0 million multicurrency revolving credit facility (the "New Credit Facility") and canceled its existing credit facility. The initial $50.0 million commitment on the New Credit Facility, as amended, which decreased by $1.0 million in the third quarter of fiscal 1999, decreases by $1.0 million during the fourth quarter of fiscal 1999 and $1.5 million per quarter thereafter through maturity. Borrowings under the New Credit Facility were $46.7 million at June 30, 1999 and bear interest at the lender's base rate plus a rate margin ranging from 0.00% to 1.00% or LIBOR plus a rate margin ranging from 1.00% to 3.50% based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility) and are secured by substantially all of the assets owned by the Company's domestic subsidiaries and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. In December 1997, the Company expensed deferred financing costs related to the prior debt facility of $0.7 million (net of tax benefit of $0.4 million) relating to the early extinguishment of debt, which have been reflected in the consolidated statements of income as an extraordinary loss.

         On June 30, 1999, the Company was in default of certain financial covenants contained in the New Credit Facility. The lenders under the New Credit Facility have waived all of the financial covenant defaults from June 30, 1999 through August 20, 1999. The Company's management is currently negotiating an amendment to the New Credit Facility with modified financial covenants. The terms of the amendment, which have not been finalized, may also include the payment of additional fees and/or expenses, increases in interest rate margins, repricing and/or issuance of additional common stock warrants and/or the modification of several other terms and conditions under the New Credit Facility. There can be no assurance regarding the successful completion of this amendment or whether the Company will be able to comply with such amended covenants or other terms, therefore, the outstanding balance under the New Credit Facility has been classified as current at June 30, 1999. If the Company is not successful in amending the New Credit Facility, the lenders will be entitled to pursue all rights available under the New Credit Facility.

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

         The Company's business requires significant capital expenditures. Capital expenditures for the nine months ended June 30, 1998 and 1999 were approximately $18.1 million and $10.5 million, respectively, of which approximately $17.1 million and $9.9 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting and concert sound systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

         The Company had a working capital surplus of $9.6 million and a working capital deficit of $39.7 million at June 30, 1998 and 1999, respectively.

         The Company's ability to fund its anticipated operating needs and capital expenditures for at least the next twelve months is subject to the amount of cash flow generated from operations and the Company's ability to negotiate adequate borrowing capacity under an amendment to the New Credit Facility and to access additional cash through other financing sources or asset sales. The Company's future operating results will depend on a number of factors, including the demand for the Company's products and services, the level of competition, the success of the Company's research and development programs, the ability to achieve competitive and technological advances and general and economic conditions and other factors beyond the Company's control. While the Company's management believes that they will negotiate an amendment to the New Credit Facility and obtain additional cash through other financing sources, there can be no assurance that sufficient capital resources will be available to fund the Company's business during or after the next twelve months.

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

         In 1995 and 1996, the Company invested approximately $2.2 million constructing a wide-area network throughout the United States and implementing Oracle financial and manufacturing applications. The Company has conducted a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is attempting to ensure that its information systems and technology and computer systems are year 2000 ready. This review is part of the Company's overall upgrade of its systems and as a result the Company has no separate budget for year 2000 compliance. Expenses relating to reviewing and assessing systems are included in historical operating expenses as part of information systems and technology and have not been separately identified. The Company's upgrades are substantially complete and management expects the upgrade to the European-based operations to be completed before the end of 1999 calendar year. Management believes that with the installation of the new systems, conversion to new software and modifications to existing software, the year 2000 issue will pose no significant operational problems for the Company.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In August 1995, the Company brought suit asserting a number of claims of infringement of several of its patents by High End Systems, Inc. ("High End") in the United States District Court for the Northern District of Texas seeking monetary damages and injunctive relief to prevent future patent infringement. In December 1998, the court approved a negotiated settlement between the Company and High End, the specific terms of which are confidential but included cash paid and to be paid to the Company, a cross license of certain patents and authorization for High End to continue to sell all of the products that were the subject of the suit. The settlement, recorded in December 1998, does not affect the sale or use of any of the Company's or High End's products or services that existed at the time of settlement.

         In November 1998, the Company brought suit asserting several claims of patent infringement by Martin Gruppen A/S and Martin Professional A/S (collectively, "Martin") in the United States District Court for the Eastern District of Texas seeking monetary damages and injunctive relief to prevent future infringement. On July 26, 1999, the court entered a preliminary injunction which prohibits Martin from making, using, selling, leasing or offering for sale or lease in the United States, or importing into the United States, certain Martin products. Martin has appealed this injunction to the United States Court of Appeals for the Federal Circuit and has requested a stay of the injunction pending appeal.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On June 30, 1999, the Company was in default of certain financial covenants contained in the New Credit Facility. The lenders under the New Credit Facility have waived all of the financial covenant defaults from June 30, 1999 through August 20, 1999. The Company's management is currently negotiating an amendment to the New Credit Facility with modified financial covenants. The terms of the amendment, which have not been finalized, may also include the payment of additional fees and/or expenses, increases in interest rate margins, repricing and/or issuance of additional common stock warrants and/or the modification of several other terms and conditions under the New Credit Facility. There can be no assurance regarding the successful completion of this amendment or whether the Company will be able to comply with such amended covenants or other terms, therefore, the outstanding balance under the New Credit Facility has been classified as current at June 30, 1999. If the Company is not successful in amending the New Credit Facility, the lenders will be entitled to pursue all rights available under the New Credit Facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits

                 10.43 Temporary Waiver Agreement, dated August 12, 1999, to the Multicurrency Credit Agreement, dated as of December 19, 1997, as amended, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder


                 27.1   Financial Data Schedule

         (b) No reports on Form 8-K were filed for the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VARI-LITE INTERNATIONAL, INC.

Date:  August 11, 1999                 By: /s/ MICHAEL P. HERMAN
     ----------------                     -----------------------------------
                                       Michael P. Herman
                                       Vice President - Finance,
                                       Chief Financial Officer
                                       and Secretary (Principal Financial
                                       and Accounting Officer)