Form 10-K
period 1999-09-30
VARI LITE INTERNATIONAL INC
filed 2000-01-13
CIK 1033491

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on January 10, 2000, was $4,348,269. As of that date, 7,800,003 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held on March 10, 2000.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                                                          PAGE
                                                                        --------
PART I
Item 1.   Business....................................................      3
Item 2.   Properties..................................................      9
Item 3.   Legal Proceedings...........................................      9
Item 4.   Submission of Matters to a Vote of Security Holders.........      9
PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     10
Item 6.   Selected Consolidated Financial Data........................     11
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     12
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     22
Item 8.   Financial Statements and Supplementary Data.................     22
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     22
PART III
Item 10.  Directors and Executive Officers of the Registrant..........     23
Item 11.  Executive Compensation......................................     23
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     23
Item 13.  Certain Relationships and Related Transactions..............     23
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     24
SIGNATURES............................................................     29
INDEX TO FINANCIAL STATEMENTS.........................................    F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    The Company is a leading international designer, manufacturer and distributor of automated lighting equipment and provider of related services to the entertainment industry, servicing markets such as concert touring, theatre, television, film and corporate events. The Company markets its proprietary VARI*LITE automated lighting equipment and other products and services through its domestic and international Vari-Lite Production Services facilities and an independent dealer network. Historically, the Company has only rented its VARI*LITE-Registered Trademark- products rather than offering products for sale, however, the Company intends to begin selling certain
VARI*LITE-Registered Trademark- products in fiscal 2000. The Company is also a leader in providing complementary products and services to the entertainment industry, including concert sound reinforcement systems, conventional lighting equipment and design and production management services for conventions, business meetings and special events.

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

PRODUCTS AND SERVICES

VARI*LITE-Registered Trademark- AUTOMATED LIGHTING PRODUCTS.

    The Company designs, manufactures and distributes an extensive line of integrated automated lighting systems, including light fixtures, or "luminaires," control consoles and support equipment, and provides system operators and maintenance services. To accommodate users who prefer to operate the Company's lighting systems independently, the Company also conducts extensive training programs. To date, the Company has only rented its VARI*LITE-Registered Trademark- products through its rental offices rather than offering products for sale. However, as a result of the emergence of competing products along with the increased demand of certain customers to own rather than rent the products, the Company intends to begin selling certain VARI*LITE-Registered Trademark- products in fiscal 2000.

    SERIES 200-TM- SYSTEM. The Company's VL2C-TM- spot luminaire, VL4-TM- wash luminaire and Artisan-Registered Trademark-Plus and mini-Artisan-Registered Trademark-2 control consoles constitute the Company's Series 200-TM- system. Spot luminaires create a hard-edged, crisp beam which can be used for precisely focused illumination and visual effects, as well as for projecting custom light images and designs through the use of "gobos", designs etched into a piece of glass or cut into a piece of metal through which a light beam is directed to create an image. The VL2C-TM- spot luminaire can change light color in one-tenth of a second and can produce more than 120 separate light colors through the use of the Company's patented color changing system. In designing the Series 200-TM- system, the Company patented a number of features which it believes makes the Company's light systems superior to those of its competitors. The Company is the only industry participant which combines patented dichroic filter color changing systems, advanced heat removal techniques and computer control systems that utilize distributed processing and resident cue memory in each luminaire. By using such technology to execute a lighting effect (or cue), an operator can transmit a single command to up to 1,000 luminaires simultaneously, each of which stores its own set of cues. As a result, customers using the Company's systems can create lighting presentations with greater flexibility, complexity, speed and precision than with competing products.

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

    SERIES 300-TM- SYSTEM. The Company developed its Series 300-TM- automated lighting system principally to satisfy the demands of the theatre and television and film markets for virtually silent, light weight automated lighting products with sophisticated color changing features. The Company's Series 300-TM- system, including the VL5-TM-, VL5Arc-TM- and VL5B-TM- wash luminaires, the VL6-TM-, VL6B-TM-, VL7-TM- and VL7B-TM- spot luminaires, and the VLM-TM- automated moving mirror, as well as the Artisan-Registered Trademark-Plus, mini-Artisan-Registered Trademark-2 and Virtuoso-TM- control consoles, also appeals to major concert touring clients who want to rent large systems. The VL5-TM- luminaire is lighter than the VL4-TM- luminaire, and its cold-mirror reflector both eliminates the need for noisy cooling fans and reduces the amount of heat the lights emit onto the stage. Color changes for the VL5-TM- are controlled by a system that allows color cross-fades in as little as seven-tenths of a second and interchangeable lenses work with an internal diffusing mechanism to provide a wide variety of beam sizes and shapes. The VL5Arc-TM- luminaire has a brighter bulb than the VL5-TM- luminaire and a patented fluid-filled variable lens which allows beam size control. The VL6-TM-spot luminaire is the companion to the VL5-TM- wash luminaire, and has two interchangeable 12-position wheels of dichroic color filters and gobos for split second color and image changes and multi-color beams. The VL6B-TM- spot luminaire adds a 3:1 zoom optics system and rotating gobos to the VL6-TM-. The VL7-TM- spot luminaire has a revolutionary collection optics system that produces a bright beam and provides an 8:1 zoom. Other features of the VL7-TM-include full color spectrum crossfades with unparalleled precision and repeatability via the unique CVF-TM- System, strobe, image morphing and fixed and rotating gobos. The VL7B-TM- spot luminaire adds a four frame shuttering system to the VL7-TM- fixture. The VLM-TM- automated moving mirror is a dual-sided highly reflective Lexan-Registered Trademark- polycarbonate mirror panel. With its ability to both pan and tilt 360 degrees, the VLM-TM-automated moving mirror can be used to augment the effects produced by VARI*LITE-Registered Trademark- wash and spot luminaires, or it can be used with conventional lights to create limited beam motion at a very low cost.

    SERIES 2200. The VL2201-TM- spot luminaire, which includes all of the features available in the VL6B-TM-, includes an upper enclosure that houses the control electronics, as well as a power factor corrected arc power supply.

    SERIES 2400. The VL2400-TM- Series wash luminaires, which are based upon the VL5-TM- architecture, has three light source choices and two beam control options, for a total of six model configurations. The luminaire is available with a zoomable beam spreading mechanism or in a collimated beam configuration. The innovative DICHRO*TUNE-TM- radial color changer employs enhanced dichroic color filters to produce smooth, full spectrum color crossfades. An internal douser provides intensity control and strobing. The luminaires include an upper enclosure that houses the control electronics, as well as a power factor corrected arc power supply or an SCR dimmer.

    The Company's luminaires are compatible with the industry-standard DMX 512 digital protocol and, as such, can be operated by DMX 512 control consoles, as well as the Company's more sophisticated, higher performance proprietary control consoles which use a high speed, bi-directional communications protocol.

    LIGHTING CONTROL SYSTEMS. The Company's primary control console, the Artisan-Registered Trademark-Plus, is used to operate all of the Company's VARI*LITE-Registered Trademark- products. It provides control of up to 1,000 luminaires, dimmers and other equipment with up to 1,000 cues per channel, allowing the operator to control each luminaire or to store and play back preset cues. The Company also rents the smaller, less expensive mini-Artisan-Registered Trademark-2 control console which has substantially the same capabilities as the Artisan-Registered Trademark-Plus control console, but requires longer programming time. Accordingly, the mini-Artisan-Registered Trademark-2 control console is often used either as the primary control system where space is limited or as a back-up system to the Artisan-Registered Trademark-Plus control console. The Company recently introduced the Virtuoso-TM- control console, which is the Company's newest control system. This control system offers expanded control over VARI*LITE-Registered Trademark- luminaires, DMX automated lights and conventional luminaires with fully integrated 3-D graphics display.

    OTHER PRODUCTS AND SERVICES. The Company provides trained personnel to operate its automated lighting systems and offers training courses, maintenance and other support services to customers. The Company maintains training facilities in its Dallas, New York, Los Angeles, Tokyo and London offices, where it trains both its own personnel and customers who find it more efficient to have their personnel operate and maintain the VARI*LITE-Registered Trademark-equipment.

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

    The Company also sold Irideon-Registered Trademark- architectural automated lighting systems until the disposal of that product line in October 1998.

COMPLEMENTARY BUSINESSES

    The Company is a leader in providing complementary products and services to the entertainment industry, including concert sound systems, conventional lighting equipment and design and production management services for conventions, business meetings and special events.

    CONCERT SOUND SYSTEMS. The Company's Showco subsidiary rents concert sound systems and provides related services almost exclusively to the worldwide concert touring market. The Company's PRISM-Registered Trademark- sound system was introduced in 1986 as the first large scale concert sound system engineered as a totally integrated system specifically for use in concert touring. The proprietary, scalable PRISM-Registered Trademark- system can be used in any venue from smaller theatres to stadiums and is easier to assemble, disassemble and transport than competitive sound systems. In November 1998, the Company introduced the PRISM-Registered Trademark-L3, which is a compact loudspeaker system that incorporates the scalability of the PRISM-Registered Trademark-system. Showco both rents and sells the PRISM-Registered Trademark-L3 system, which appeals to the needs of smaller venues and a broader customer base than the larger PRISM-Registered Trademark- system. Also, in November 1998, the Company introduced the SHOWCONSOLE-TM-, a revolutionary audio control desk that provides instant total recall live sound mixing eliminating the need for multiple mixing consoles for multi-artist performances, and adds other innovative audio control features.

    CONVENTIONAL LIGHTING PRODUCTS. The Company offers conventional lighting and rigging equipment, including numerous types of luminaires and control consoles, large search lights, automatic gel scrollers, trusses, motors, dimmers and smoke machines.

    CORPORATE MEETINGS AND SPECIAL EVENTS. The Company, through its IGNITION! Creative Group, Inc. ("Ignition") subsidiary, provides design and production management services to businesses for conventions, business meetings and special events. The Company provides concept development, scenery, lighting, sound, special effects, scripting, media production and entertainment production for such events.

    The Company also provided custom stage and stage set design and construction services until the sale of that product line in December 1998.

MARKETING, SALES AND DISTRIBUTION

    The Company markets its products and services to the entertainment industry, including concert touring, theatre, television and film and corporate events markets. Depending on the circumstances, the Company solicits business from lighting and set designers and consultants, sound engineers, artist managers, producers, production managers and production companies, promoters, corporations and business associations. The Company believes that its quality products, reputation for innovation, customer relationships, worldwide distribution and excellent service are the keys to its success. No customer has accounted for more than 10% of the Company's revenues for at least the last three fiscal years.

    In 1998, the Company began to emphasize its full-service strategy by expanding the products and services it offers to include a more extensive selection of conventional lighting products and related services. This effort is designed to accommodate the comprehensive lighting needs of the Company's rental customers by offering "one-stop" shopping.

    VARI*LITE-Registered Trademark- AUTOMATED LIGHTING PRODUCTS. To date, the Company has only rented its VARI*LITE-Registered Trademark- products rather than offering the products for sale. The initial decision to distribute the Company's products through a rental network was largely driven by the demands of the Company's primary customers at the time--the concert touring market. In addition, the rental only strategy provided the Company with a higher level of quality control over its rental products, which require trained operators and maintenance personnel. The Company also believes renting has enabled it to better protect its intellectual property and generate revenue from each product over an extended time period. However, as a result of the emergence of competing automated lighting products, along with the increased demand of certain customers to own rather to rent the products, the Company intends to begin selling certain VARI*LITE-Registered Trademark- products in fiscal 2000.

    The Company markets its automated lighting systems and services in the United States both through Company-owned offices located in New York, Los Angeles, Nashville, Orlando, Las Vegas and Chicago and an independent dealer system. Each Company-owned office is strategically located to take advantage of specific market segments. For example, the New York office targets the theatre market, the Nashville office targets the country music, television and concert touring markets, the Los Angeles office targets the television, film and concert touring market, and the Orlando, Las Vegas, and Chicago offices target the corporate events market. The independent dealers focus on specific geographic markets and tend to rent to all market segments. The Company's international distribution system comprises Company-owned locations in London, Tokyo, Brussels, Paris, Madrid, Stockholm, Amsterdam and Hong Kong, as well as, at January 10, 2000, independent dealers in 40 cities in North America and Europe.

    In order to satisfy customers who wanted to purchase the Company's lighting systems, the Company has offered sales-type leases. Under the typical sales-type lease, the customer rents the Company's equipment for either a five- or a ten-year term, with unlimited one-year renewal options, for a lump sum payment at the commencement of the term, plus a nominal renewal option exercise price. The customer is normally responsible for maintaining the equipment under these arrangements, but often enters into a maintenance agreement with the Company.

    CONVENTIONAL LIGHTING PRODUCTS. The Company's conventional lighting operations, which have historically operated independently were integrated into the Company's operations in 1998 to improve the Company's position as a full-service provider. These operations, established under the name Vari-Lite Production Services, rely heavily on the Company's reputation for quality and service, which is enhanced by its high visibility projects and customers. The Company reinforces this reputation by advertising in trade and specialty magazines. Although most of the Company's conventional lighting contracts are procured through a bidding process, the Company believes that competition in this industry is based on expertise, quality, price and full service capabilities.

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

    As of September 30, 1999, the Company's research and development group consisted of over 49 engineers, technicians and related personnel. These internal capabilities enable the Company to continually improve existing products, design new products and develop new technology to meet the needs of its customers. In the fiscal years ended September 30, 1997, 1998 and 1999, the Company's research and development expenditures totaled $6.7 million, $6.7 million and $5.6 million, respectively.

    The Company's extensive research and development efforts have produced a number of leading-edge technological developments in the automated lighting industry. When appropriate, the Company seeks patent protection for its products, particularly in its automated lighting business. As of September 30, 1999, the Company had registered and received more than 39 domestic patents and more than 261 foreign patents in several different countries and territories. In addition, the Company had more than 15 patent applications pending in the United States on automated lighting technology and more than 85 patent applications pending worldwide. The Company's patents cover the basic concepts, control software, control hardware and features unique to each of the Company's VARI*LITE-Registered Trademark- luminaire models. The Company believes that its patents provide it with a substantial competitive advantage in the automated lighting industry, and the Company's ability to compete in the future will depend in part on maintaining its technological advantage over its competitors.

    The Company has obtained trademark protection in the United States and numerous foreign countries on various names, including, among others, VARI*LITE-Registered Trademark-, Artisan-Registered Trademark-, Virtuoso-TM-, Visionary -TM-, ArtisanVLQ-TM-, Series 100-TM-, Series 200-TM-, Series 300-TM-, VL1-TM-, VL2C-TM-, VL4-TM-, VL5-TM-, VL5Arc-TM-, VL5B-TM-, VL6-TM-, VL6B-TM-, VL7-TM-, VL7B-TM-, VL2201-TM-, VL2400-TM-, VLM-TM-, VARI*IMAGE-TM-, DICHRO*TUNE-TM-, DICHRO*WHEEL-TM-, Showco-TM-, PRISM-Registered Trademark-, PRISML3-TM- and SHOWCONSOLE-TM-.

MANUFACTURING

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

EQUIPMENT INVENTORY MANAGEMENT

    The Company uses an inventory control and management system to locate its rental equipment at all times anywhere in the world. Each piece of equipment is serialized for identification purposes. Equipment utilization is centrally monitored at the Company's headquarters to determine (1) which products are in highest demand in various geographic markets and whether certain equipment should be relocated to increase utilization and revenue, (2) whether product shortages that require the production of additional units exist and (3) whether current pricing is at the appropriate level.

    The maximum utilization rates of the Company's equipment are affected by production scheduling requirements of the customers' various markets. Utilization rates are also impacted by the quantity of inventory, maintenance requirements and shipping time. The Company's inventory control system helps the Company optimize its utilization rates in light of these factors in order to satisfy customer requirements and maximize revenue.

COMPETITION

    Each of the Company's businesses is highly competitive. In its automated lighting business, the Company primarily competes with Coemar SPA, Clay Paky SPA, High End Systems, Inc. ("High End"), Martin Gruppen A/S and Production Resource Group, PLC. Of these competitors, only Production Resource Group, PLC rents equipment, while the others sell equipment to other rental companies. The Company's Vari-Lite Production Services rental operations compete with a number of conventional lighting rental companies. The Company competes primarily on the basis of product capabilities, quality, reliability, price, worldwide distribution, full service capabilities, brand name recognition,reputation, customer service and support. The VARI*LITE-Registered Trademark- brand name has been recognized for years as the preeminent brand name for automated lighting.

    The Company has several national concert sound competitors, the most significant of which is Clair Brothers Audio, as well as Maryland Sound Industries, Inc., Audio Analysts USA, Inc., dB Sound, Inc. and Southern California Sound Image, Inc. The Company competes in this business principally on product capabilities, quality, reliability, price, brand name recognition, reputation and customer service.

    The market for design and production management services is highly competitive and fragmented, including hundreds of free-lance producers and designers. Competition in this industry is based primarily on personal relationships and creativity.

EMPLOYEES

    As of September 30, 1999, the Company had 451 full-time employees. In addition, the Company had 222 part-time and temporary employees. None of the Company's employees is a party to any collective bargaining agreement and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company leases all of its facilities, including four facilities comprising approximately 135,700 square feet in Dallas, Texas under leases that expire in April 2003. The Dallas facilities contain the Company's executive offices, manufacturing, warehouse, maintenance, research and development facilities and training center. The executive offices and warehouse space of Vari-Lite Production Services, Ltd. are located in London, England in one facility comprising approximately 57,000 square feet and the associated lease expires in April 2010. The executive offices of Vari-Lite Asia, Inc. ("Vari-Lite Asia"), as well as its technical center, are located in Tokyo in two leased facilities aggregating approximately 23,300 square feet, the terms of which expire in February 2001 and November 2004. In addition, the Company leases sales offices in Brussels, Amsterdam, Stockholm, Paris, Madrid, Hong Kong, Chicago, Las Vegas, Los Angeles, Nashville, New York and Orlando. The Company believes it maintains generally adequate insurance with respect to its properties.

ITEM 3.  LEGAL PROCEEDINGS

    In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims.

    In August 1995, the Company brought suit asserting a number of claims of infringement of several of its patents by High End in the Northern District of Texas seeking monetary damages and injunctive relief to prevent future patent infringement (the "High End Lawsuit"). In December, 1998, the court approved a negotiated settlement between the Company and High End, the specific terms of which are confidential, but included a cash settlement paid to the Company, a cross license of certain patents and authorization for High End to continue to sell all of the products that were subject to the suit.

    In December 1998, the Company brought a similar suit against Martin Gruppen A/S and Martin Professional A/S (collectively, "Martin") in the Eastern District of Texas. In July 1999, the court entered a preliminary injunction which prohibits Martin from making, using, leasing or offering for sale or lease in the United States, or importing into the United States, certain Martin products. Martin was subsequently denied a stay of execution pending appeal and is pursuing an appeal to the injunction. The Company will continue with the suit, which is expected to go to trial in late 2000.

    In November 1999, four automated lighting manufacturers, Coemar S.p.A., Clay Paky S.p.A., SGM Elettronica, s.r.l. and Studio Due s.r.l., each filed suit against the Company in the Southern District of New York. Each of the lawsuits seeks declaration from the court that one of the Company's patents, the subject of the High End lawsuit and the litigation with Martin, is invalid, unenforceable and/or not infringed by each of the lighting manufacturers. The Company has filed motions to dismiss these lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on the Nasdaq National Market under the symbol "LITE." The Company consummated its initial public offering of Common Stock on October 16, 1997. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market:

                                                                  PRICE RANGE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year 1998
  First Quarter.............................................  $13.125    $11.750
  Second Quarter............................................  $12.688    $11.375
  Third Quarter.............................................  $10.000    $ 5.750
  Fourth Quarter............................................  $ 6.375    $ 2.000
Fiscal Year 1999
  First Quarter.............................................  $ 4.750    $ 2.000
  Second Quarter............................................  $ 4.250    $ 2.625
  Third Quarter.............................................  $ 2.813    $ 2.000
  Fourth Quarter............................................  $ 2.125    $ 0.875
Fiscal Year 2000
  First Quarter.............................................  $ 1.688    $ 0.938
  Second Quarter (through January 10, 2000).................  $ 1.219    $ 0.938

    There were 68 stockholders of record of Common Stock on January 10, 2000.

    The Company paid dividends of approximately $0.6 million with respect to the 1997 fiscal year. The Company has not paid, and does not anticipate paying in the foreseeable future, any other cash dividends and expects that future earnings will be retained to finance operations and expansion. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company's earnings levels, capital requirements, financial condition and such other factors the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for the Company as of and for each of the five fiscal years in the period ended September 30, 1999, have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this report.

                                                                            YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------------------------------
                                                                1995       1996       1997       1998       1999
                                                              --------   --------   --------   --------   --------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Rental revenues.............................................  $ 65,864   $ 65,741   $ 75,529   $ 74,863   $ 83,863
Product sales and service revenues..........................     9,046     11,397     15,129     13,513      7,669
                                                              --------   --------   --------   --------   --------
    Total revenues..........................................    74,910     77,138     90,658     88,376     91,532
Rental costs................................................    26,288     26,425     29,371     33,764     41,561
Product sales and service costs.............................     6,637      7,783     10,676      9,880      5,389
                                                              --------   --------   --------   --------   --------
Gross profit................................................    41,985     42,930     50,611     44,732     44,582
Selling, general and administrative expense.................    28,163     30,077     32,983     35,077     38,360
Research and development expense............................     3,283      4,404      6,657      6,690      5,586
Impairment of assets........................................        --         --         --      3,542         --
Restructuring costs.........................................        --         --         --      1,080        600
                                                              --------   --------   --------   --------   --------
Operating income (loss).....................................    10,539      8,449     10,971     (1,657)        36
Interest expense (net)......................................     2,788      3,092      3,726      2,818      4,404
                                                              --------   --------   --------   --------   --------
Income (loss) before taxes, extraordinary loss and
  cumulative effect of change in accounting principle.......     7,751      5,357      7,245     (4,475)    (4,368)
Income taxes (benefit)......................................     3,037      2,238      2,916     (1,785)    (1,725)
                                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary loss and cumulative
  effect of change in accounting principle..................     4,714      3,119      4,329     (2,690)    (2,643)
Extraordinary loss from early extinguishment of debt........        --         --         --       (737)        --
Cumulative effect of change in accounting principle.........        --         --         --       (195)        --
                                                              --------   --------   --------   --------   --------
Net income (loss)...........................................  $  4,714   $  3,119   $  4,329   $ (3,622)  $ (2,643)
                                                              ========   ========   ========   ========   ========
Net income (loss) per basic share...........................  $   0.83   $   0.54   $   0.75   $  (0.47)  $  (0.34)
Net income (loss) per diluted share.........................  $   0.81   $   0.53   $   0.74   $  (0.47)  $  (0.34)
Cash dividends per share(1).................................  $   0.10   $   0.11   $   0.18   $     --   $     --
Weighted average basic shares outstanding...................     5,699      5,813      5,799      7,712      7,800
Weighted average diluted shares outstanding.................     5,814      5,912      5,819      7,712      7,800
OTHER DATA:
EBITDA(2)...................................................  $ 19,161   $ 18,517   $ 22,634   $ 11,921   $ 15,402
Net cash provided by operations.............................    14,513      7,925     15,237      6,474      8,494
Net cash used in investing activities.......................   (20,641)   (11,826)   (23,071)   (27,576)   (10,040)
Net cash provided (used) by financing activities............     7,307      2,564      8,346     23.673     (2,181)
Capital expenditures........................................    20,748     11,981     23,212     25,841     12,914

                                                                              AS OF SEPTEMBER 30,
                                                              ----------------------------------------------------
                                                                1995       1996       1997       1998       1999
                                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Total assets................................................  $73,465    $78,581    $96,704    $114,627   $107,700
Total debt..................................................   34,870     37,349     46,242      50,333     48,050
Stockholders' equity........................................   21,329     24,538     27,541      44,704     43,235

------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is a leading international designer, manufacturer and distributor of automated lighting equipment and provider of related services to the entertainment industry, servicing markets such as concert touring, theatre, television, film and corporate events. The Company markets its proprietary VARI*LITE-Registered Trademark- automated lighting equipment and other products and services through its domestic and international Vari-Lite Production Services facilities and an independent dealer network. Historically, the Company has only rented its VARI*LITE-Registered Trademark- products rather than offering products for sale, however, the Company intends to begin selling certain VARI*LITE-Registered Trademark- products in fiscal 2000. The Company is also a leader in providing complementary products and services to the entertainment industry, including concert sound reinforcement systems, conventional lighting equipment and design and production management services for conventions, business meetings and special events.

    The Company's revenues are generated from rental and leasing of VARI*LITE-Registered Trademark- automated lighting systems, concert sound systems and conventional lighting equipment. Revenues from product sales and services are derived from design and production management services.

    Rental revenues were $75.5 million, $74.9 million and $83.9 million or 83.3%, 84.7% and 91.6% of total revenues during fiscal 1997, 1998 and 1999, respectively. The majority of the Company's rental revenues are earned from the rental of VARI*LITE-Registered Trademark- automated lighting systems, with the remainder from the rental of concert sound systems and conventional lighting equipment. The Company's rental revenues are recorded as earned over the term of each contract, except for revenues from sales-type leases which are recorded and typically paid at the inception of the lease. Sales-type leases are long-term leases for the Company's VARI*LITE-Registered Trademark- automated lighting systems and are accounted for as sales for financial accounting purposes. Revenues from sales-type leases were $8.7 million, $1.2 million and $4.7 million during fiscal 1997, 1998 and 1999, respectively. Because sales-type lease revenues are recorded in their entirety at the inception of the lease, wide variations in revenues and earnings in any given quarter can occur. Rental costs consist of direct costs of maintaining, supporting and delivering the rental equipment and the depreciation costs of the rental equipment. The Company depreciates rental equipment over periods of five to ten years. The direct costs associated with sales-type leases include the net book value of the equipment rented which is expensed in its entirety at the inception of the lease.

    The Company generates sales revenue from its design and production management services to corporations and business associations for conventions, business meetings and special events. Through the first quarter of 1999, the Company generated sales revenue from its custom stage and stage set design and construction services and sales of Irideon-Registered Trademark- architectural automated lighting systems. During fiscal 1998, the Company made a strategic decision to dispose of the Irideon-Registered Trademark- product line. As a result of this decision, the assets of Irideon-Registered Trademark- were written down to their net realizable values, resulting in a pre-tax charge of $3.5 million for the impairment of these assets in fiscal 1998. On October 30, 1998, the Company sold substantially all of the Irideon-Registered Trademark-assets for their net book value. During fiscal 1997 and 1998, the Company's Irideon product line experienced operating losses of $1.3 million and $1.7 million and operating income of $0.2 million in fiscal 1999. On
December 31, 1998, the Company sold substantially all of the assets of Brilliant Stages, Ltd., one of the Company's European subsidiaries. Brilliant Stages incurred operating income of $0.4 million in fiscal 1997, an operating loss of $0.5 million in fiscal 1998 and break even operating results in fiscal 1999.

    The following table reflects the percentages of total revenues by market:

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                1997        1998        1999
                                                              --------    --------    --------
Concert Touring.............................................    33.8%       35.0%       31.3%
Theatre.....................................................    24.4        18.2        13.1
Television and Film.........................................    14.7        15.5        20.9
Corporate Events............................................    16.3        23.2        26.9
Other.......................................................    10.8         8.1         7.8
                                                               -----       -----       -----
  Total Revenue.............................................   100.0%      100.0%      100.0%
                                                               =====       =====       =====

    Although the Company expects revenues earned from concert touring (primarily rental revenues) to continue to represent a significant percentage of the Company's total revenues, from fiscal 1997 to fiscal 1999 concert touring revenues have decreased as a percentage of the Company's total revenues due to an increase in rental revenues generated from the Company's other customer markets. The Company has experienced fluctuations in its concert touring revenues because of the unpredictable nature of the timing and duration of such tours and expects such fluctuations to continue in the future. Revenues earned from theatre decreased from fiscal 1997 through fiscal 1999 primarily as a result of a decrease in sales-type leases to this market segment. The Company anticipates revenue from theatre will continue to fluctuate with the development of new theatrical productions and the cloning of productions. Revenues earned from television and film have increased from fiscal 1997 to fiscal 1999 as a result of the increase in expanding worldwide television market and the need to meet additional programming requirements. In addition, the Company has experienced an increase in revenues from the corporate events market as a result of an increasing number of companies that have exhibited the desire to create entertainment-like productions.

    The following table reflects the Company's geographic region revenues as a percentage of total revenues (see Note M of the "Notes to Consolidated Financial Statements"):

                                                                1997        1998        1999
                                                              --------    --------    --------
North America...............................................    53.5%       54.3%       52.0%
Europe......................................................    34.7        34.6        35.3
Asia........................................................    11.8        11.1        12.7
                                                               -----       -----       -----
  Total Revenue.............................................   100.0%      100.0%      100.0%
                                                               =====       =====       =====

    The majority of European and Asian revenues are denominated in British pounds sterling and Japanese yen, respectively. The Company has offices in London, Tokyo, Brussels, Paris, Madrid, Stockholm, Amsterdam, and Hong Kong. The Company anticipates that foreign revenues will remain a significant part of the Company's total revenues as the demand for entertainment in foreign markets increases. Fluctuations in foreign currencies have impacted, and will continue to impact, the Company's consolidated results of operations due to the translation of foreign currencies into U.S. dollars. The Company has typically maintained foreign currency borrowings to act as an economic hedge against fluctuations in British pounds sterling and Japanese yen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

    The following table sets forth the percentages of total revenues (or as percentages of a component of total revenues as shown) represented by certain consolidated statements of operations and comprehensive income (loss) data and other data for the indicated periods:

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Income Statement Data:
  Rental revenues...........................................    83.3%      84.7%      91.6%
  Product sales and service revenues........................    16.7       15.3        8.4
                                                               -----      -----      -----
    Total revenues..........................................   100.0      100.0      100.0
  Rental costs..............................................    32.4       38.2       45.4
  Product sales and service costs...........................    11.8       11.2        5.9
                                                               -----      -----      -----
  Gross margin..............................................    55.8       50.6       48.7
  Selling, general and administrative expense...............    36.4       39.7       41.9
  Research and development expense..........................     7.3        7.6        6.1
  Impairment of assets......................................      --        4.0         --
  Restructuring costs.......................................      --        1.2        0.7
                                                               -----      -----      -----
  Operating income (loss)...................................    12.1       (1.9)        --
  Interest expense..........................................     4.1        3.2        4.8
                                                               -----      -----      -----
  Income (loss) before income taxes, extraordinary item and
    cumulative effect of change in accounting principle.....     8.0       (5.1)      (4.8)
  Incomes taxes (benefit)...................................     3.2       (2.0)      (1.9)
                                                               -----      -----      -----
  Income (loss) before extraordinary item and cumulative
    effect of change in accounting principle................     4.8       (3.1)      (2.9)
  Extraordinary loss........................................      --       (0.8)        --
  Cumulative effect of change in accounting principle.......      --       (0.2)        --
                                                               -----      -----      -----
  Net income (loss).........................................     4.8%      (4.1)%     (2.9)%
                                                               =====      =====      =====
Other Data:
  Rental revenues...........................................   100.0%     100.0%     100.0%
  Rental costs..............................................    38.9       45.1       49.6
                                                               -----      -----      -----
  Rental gross margin.......................................    61.1%      54.9%      50.4%
                                                               =====      =====      =====
  Product sales and service revenues........................   100.0%     100.0%     100.0%
  Product sales and service costs...........................    70.6       73.1       70.3
                                                               -----      -----      -----
  Product sales and service gross margin....................    29.4%      26.9%      29.7%
                                                               =====      =====      =====
  EBITDA(1).................................................    25.0%      13.5%      16.8%

--------------------------

(1) EBITDA is calculated herein as income before income taxes, extraordinary loss and cumlative effect of change in accounting principle plus depreciation, amortization and net interest expense. The Company believes that EBITDA serves as an important financial analysis tool for measuring and comparing financial information such as liquidity, operating performance and leverage. EBITDA should not be considered an alternative to net income or other cash flow measures determined under generally accepted accounting principals as an indicator of the Company's performance or liquidity. EBITDA as disclosed herein may not be comparable to EBITDA as disclosed by other companies.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1998

    REVENUES. Total revenues increased 3.6%, or $3.1 million, to $91.5 million in fiscal 1999, compared to $88.4 million in fiscal 1998. The revenue increase was attributable primarily to the factors set forth below.

    Rental revenues increased 12.0%, or $9.0 million, to $83.9 million in fiscal 1999, compared to $74.9 million in fiscal 1998. This increase was primarily due to the acquisition of several of the Company's European distributors in fiscal 1998. Prior to acquiring each distributor, the Company received and recognized approximately one-half of the rental revenue earned by the distributor in accordance with the terms of the distributor agreement. After acquiring each distributor, the Company's results reflect all of the revenues the distributor would have earned. In addition, the Company's sales-type lease revenues increased as a result of the conversion of several North American dealers from a monthly rental arrangement to a fully paid long term lease program. Rental revenues from sales-type leases increased $3.5 million, to $4.7 million for fiscal 1999, compared to $1.2 million for fiscal 1998. Finally, additional revenue increases resulted from the opening of two new offices in fiscal 1998.

    Product sales and services revenues decreased 43.3%, or $5.8 million, to $7.7 million in fiscal 1999, compared to $13.5 million in fiscal 1998. This decrease was primarily due to the sale of the Company's
Irideon-Registered Trademark- automated lighting product line in October 1998 and substantially all of the assets of the Company's Brilliant Stages, Ltd. subsidiary ("Brilliant Stages") in December 1998.

    RENTAL COSTS. Rental costs increased 23.1%, or $7.9 million, to $41.6 million in fiscal 1999, compared to $33.7 million in fiscal 1998. Rental costs as a percentage of rental revenues increased to 49.6% in fiscal 1999, from 45.1% in fiscal 1998. The increase in rental costs as a percentage of total rental revenues was primarily due to increased costs associated with the higher level of conventional equipment rentals which has a higher cost associated with it than automated equipment, pricing pressures from competitors and the inclusion of all of the costs of the operations of the European distributors that were acquired in fiscal 1998. Prior to acquiring each distributor, the Company's rental costs associated with distributor rental revenues were almost exclusively the depreciation on the equipment assigned to the distributor. After acquiring the distributor, the Company's results reflect all of the additional rental costs incurred from operating the business previously operated by the distributor.

    PRODUCT SALES AND SERVICES COSTS. Product sales and services costs decreased 45.5%, or $4.5 million, to $5.4 million in fiscal 1999, compared to $9.9 million in fiscal 1998. Product sales and services costs as a percentage of product sales and services revenues decreased to 70.3% in fiscal 1999, from 73.1% in fiscal 1998. The decrease in product sales and services costs as a percentage of the related revenues was primarily the result of the sale of the Company's Irideon-Registered Trademark- automated lighting product line in October 1998 and the sale of Brilliant Stages in December 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 9.4%, or $3.3 million, to $38.4 million in fiscal 1999, compared to $35.1 million in fiscal 1998. This increase resulted primarily from the additional administrative costs associated with the acquisition of certain of the Company's European distributors in fiscal 1998. This expense as a percentage of total revenues increased to 41.9% in fiscal 1999 from 39.7% in fiscal 1998.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 16.5%, or $1.1 million, to $5.6 million in fiscal 1999, compared to $6.7 million in fiscal 1998. This expense as a percentage of total revenues decreased to 6.1% in fiscal 1999, from 7.6% in fiscal 1998. This decrease was primarily the result of a decrease in employee-related costs as a result of employee terminations from the restructuring of the Company in fiscal 1998.

    IMPAIRMENT OF ASSETS. During 1998, the Company made a strategic decision to dispose of its Irideon-Registered Trademark- architectural automated product line, and the asset sale was completed in October 1998. As a result of this decision, the Irideon-Registered Trademark- assets were written down to their net realizable value, resulting in a pre-tax charge of $3.5 million during the period ended September 30, 1998.

    RESTRUCTURING COSTS. In 1999, the Company recorded a $0.6 million pretax charge for the estimated costs of restructuring the Company's operations. The charge includes severance payments and other costs associated with the termination of approximately 15 employees. The charge also includes cost associated with terminating leases and the write off of the net book value of leasehold improvements associated with the closing of two offices. In 1998, the Company recorded a pretax charge of $1.1 million for the estimated costs of restructuring the Company's operations. The costs included the cost of employee terminations and were comprised primarily of severance payments and other employee related costs associated with terminating the employment of approximately 75 people.

    INTEREST EXPENSE. Interest expense increased 56.3%, or $1.6 million, to $4.4 million in fiscal 1999, compared to $2.8 million in fiscal 1998. This increase was due to higher interest rates and a higher debt level in fiscal 1999, as well as the write-off of loan origination fees of $0.3 million which were previously capitalized.

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

    INCOME TAXES. Effective tax rates in fiscal 1999 and 1998 were 39.5% and 39.9%, respectively.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 6.4%, or $2.1 million, to $35.1 million in fiscal 1998, compared to $33.0 million in fiscal 1997. This increase resulted primarily from the addition of the Company's Brussels-based distributor companies, which was acquired in March 1998, and was partially offset by lower professional services, payroll and related costs and other discretionary expenses in the first half of the fiscal year. This expense as a percentage of total revenues increased to 39.7% in fiscal 1998 from 36.4% in fiscal 1997.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses were $6.7 million in fiscal 1998 and 1997.

    IMPAIRMENT OF ASSETS. During fiscal 1998, the Company made a strategic decision to dispose of its Irideon-Registered Trademark- architectural automated product line, and the asset sale was completed in October 1998. As a result of this decision, the Irideon-Registered Trademark- assets were written down to their net realizable value, resulting in a pre-tax charge of $3.5 million during the period ended September 30, 1998.

    RESTRUCTURING COSTS. In fiscal 1998, the Company recorded a pretax charge of $1.1 million for the estimated costs of restructuring the Company's operations. The costs include the cost of employee terminations and were comprised primarily of severance payments and other employee related costs associated with terminating the employment of approximately 75 people.

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

                                                           QUARTERS ENDED
                                          ------------------------------------------------
                                          DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30   FISCAL YEAR
                                          -----------   --------   --------   ------------   -----------
                                                                  (IN THOUSANDS)
FISCAL 1997
Total Revenues..........................    $22,326     $22,384    $22,185       $23,763       $90,658
EBITDA..................................      5,215       5,083      5,989         6,347        22,634
Operating income........................      2,424       2,265      2,954         3,328        10,971

FISCAL 1998
Total Revenues..........................    $22,519     $19,227    $22,529       $24,101       $88,376
EBITDA..................................      6,033       3,134      4,099        (1,345)       11,921
Operating income (loss).................      2,808        (128)       662        (4,999)       (1,657)

FISCAL 1999
Total Revenues..........................    $25,248     $23,170    $20,066       $23,048       $91,532
EBITDA..................................      5,326       4,370      3,035         2,671        15,402
Operating income (loss).................      1,454         302       (699)       (1,021)           36

------------------------

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

    The Company has experienced and is expected to continue to experience fluctuations in quarterly operating results, both between different quarters within the same fiscal year and with respect to the same quarter between different fiscal years. These fluctuations arise from several factors, including the timing and dollar value of sales-type leases with customers, the dependence of the Company on concert tours, which are unpredictable in timing and duration, the introduction of new products and general economic conditions both domestically and internationally. Because of the possibilities of significant fluctuations, results for any quarter may not be indicative of results that may be achieved in a full year. EBITDA and operating loss for the quarter ended September 30, 1998, include charges totaling $4.6 million for the write-down of impaired Irideon-Registered Trademark- assets to their net realizable value and employee termination costs associated with restructuring the Company's operations. EBITDA and operating loss for the quarter ended September 30, 1999, include charges totaling $0.6 million for employee termination costs associated with restructuring the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of approximately $15.2 million, $6.5 million and $8.5 million during fiscal 1997, 1998 and 1999, respectively.

    During fiscal 1997, the Company borrowed under a multicurrency credit agreement (the "Old Credit Agreement") to partially finance its operations and capital expenditures. On October 21, 1997, the Company consummated the initial public offering of its common stock and used the net proceeds thereof, approximately $21.3 million, to repay indebtedness under the Old Credit Agreement. On December 19, 1997, the Company entered into a $50.0 million multicurrency revolving credit facility (the "New Credit Facility") and canceled its existing credit facility. At September 30, 1999, the commitment under the amended New Credit Facility was $47.3 million; which decreases to $46.5 million on March 31, 2000 and $38.0 million on April 30, 2000, and the loan matures on January 1, 2001. Borrowings under the amended New Credit Facility were
$44.5 million at September 30, 1999 and bear interest at the lender's base rate plus a rate margin ranging from 1.00% to 3.50% based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility) and are secured by substantially all of the assets owned by the Company's domestic subsidiaries and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The amended New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the amended New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. In December 1997, the Company expensed deferred financing costs related to the prior debt facility of $0.7 million (net of tax benefit of $0.4 million) relating to the early extinguishment of debt, which have been reflected in the consolidated statements of income as an extraordinary loss.

    As of September 30, 1999, the Company has a principal payment of approximately $6.5 million due in April 2000. The Company has used proceeds of approximately $3.3 million from asset sales and equipment financings to reduce this obligation subsequent to September 30, 1999. The Company expects that it will be able to meet its remaining obligation on April 30, 2000 through the use of funds from operations, the deferral of certain planned capital expenditures, debt financings and refinancings or asset dispositions. In the event that the Company does not meet its obligation on April 30, 2000, the lenders will be entitled to pursue all rights available under the New Credit Facility.

    Subsequent to September 30, 1999, the Company was in violation of two technical covenants of its New Credit Facility. On January 11, 2000, the Company signed an amendment to its New Credit Facility that waived the violations and modified the covenants. Management believes they can meet these covenants in the future.

    The Company has typically hedged a portion of its currency fluctuation risk by borrowing in French francs, British pounds sterling and Japanese yen under its New Credit Facility. Cash generated from the Company's France, England and Japan offices is typically denominated in French francs, British pounds sterling and Japanese yen, respectively, and is used to pay expenses incurred in those currencies and service any foreign currency borrowings. The amendment to the New Credit Facility, on January 11, 2000, eliminated the Company's ability to borrow foreign currencies under the New Credit Facility. In the future, the Company may use other financial instruments to hedge its foreign currency fluctuation risk.

    Prior to fiscal 1999, the Company had funded the costs to manufacture automated lighting equipment to be rented to certain distributors with advances made by the distributors under the terms of the Company's distributorship agreements. The distributors typically advanced to the Company an amount equal to the cost to manufacture the equipment, and entered into agreements whereby the distributors had the exclusive right to sublease the lighting equipment within defined territories. Borrowings by the Company under these agreements, which are secured by liens against the applicable equipment, are repaid by the Company through future rentals due from the distributors under the terms of their distributorship agreements and bear interest at various rates ranging up to 7% annually. Proceeds received under these distributorship agreements were approximately $1.2 million and $0.7 million for fiscal 1997 and 1998, respectively, and outstanding borrowings from distributors at September 30, 1997, 1998 and 1999 were approximately $2.3 million, $1.2 million and $0.3 million, respectively. All amounts advanced by distributors are accounted for by the Company as short-term debt. See "Business--Marketing, Sales and Distribution."

    The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment. These loans typically amortize over three years and bear interest at various rates ranging from 2.0% to 8.71%. Proceeds received under this type of financing were approximately $1.1 million, $2.0 million and $1.4 million for fiscal 1997, 1998 and 1999, respectively, and borrowings outstanding under this type of financing at September 30, 1997, 1998 and 1999 were approximately $2.6 million,
$3.2 million and $2.6 million, respectively. In November 1999, the Company borrowed an additional $1.8 under a three-year amortizing loan.

    The Company has also used customer advances to fund short-term working capital and immediate capital expenditure needs for specific contracts. As of September 30, 1997, 1998 and 1999, the Company had unearned revenue related to customer advances of approximately $3.0 million, $1.7 million and $2.6 million, respectively.

    Dividends paid to stockholders totaled approximately $0.6 million with respect to fiscal 1997. The Company did not pay dividends in fiscal 1998 and 1999 and does not anticipate paying any additional cash dividends for the foreseeable future. See "Market for Registrant's Common Equity and Related Stockholder Matters."

    Historically, the Company's business has required significant capital expenditures. Capital expenditures for fiscal 1997, 1998 and 1999 were approximately $23.2 million, $25.8 million and $12.9 million, respectively, of which approximately $19.2 million, $22.6 million and $11.2 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting and concert sound systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands. Total rental equipment inventories increased from approximately $61.6 million at the beginning of fiscal 1995 to $134.1 million at September 30, 1999. This increase primarily consisted of automated lighting equipment, including new products, additional inventory of existing products and the replacement of equipment leased under sales-type leases. The amended New Credit Facility limits the Company's capital expenditures in fiscal 2000 to $4.0 million, which will be used primarily to purchase rental equipment.

    Inventory included in current assets consists primarily of spare parts inventory for the Company's VARI*LITE-Registered Trademark- automated lighting equipment and, until the sale of the Irideon-Registered Trademark- product line in October 1998, raw materials and finished goods for Irideon-Registered Trademark- products. Raw materials represented 86%, 87% and 89% of total inventory at September 30, 1997, 1998 and 1999, respectively.

    The Company had a working capital deficit of approximately $0.8 million at September 30, 1997. The Company had a working capital surplus of $6.2 million at September 30, 1998 and a working capital deficit of approximately $0.2 million at September 30, 1999. The Company has historically maintained working capital deficits since the bulk of its revenue generating assets are classified as long-term assets rather than current assets. The working capital surplus in 1998 was primarily the result of terminating the Old Credit Agreement, which included borrowings classified as current at September 30, 1997, with proceeds from the New Credit Facility.

    Management believes that cash flow generated from operations and borrowing capacity under the New Credit Facility will not be sufficient to meet the scheduled commitment reductions under the New Credit Facility, the anticipated operating cash needs and capital expenditures for the next twelve months. Additionally, the New Credit Facility has a maturity date of January 1, 2001 at which time the entire amounts outstanding under the facility will become due. The Company is currently in discussions with several banks regarding the refinancing of the New Credit Facility. The Company's management believes that they will obtain adequate cash from operations, cost reductions, deferral of capital expenditures, asset sales, other financing sources and either proceeds from a new credit agreement or an amendment to the New Credit Facility to meet the Company's needs for the next twelve months and for the maturity of the New Credit Facility. Because the Company's future operating results will depend on a number of factors, including the demand for the Company's products and services, the success of the Company to market, sale and support products sold, the level of competition, the success of the Company's research and development programs, the ability to achieve competitive and technological advances and general and economic conditions and other factors beyond the Company's control, there can be no assurance that sufficient capital resources will be available to fund the expected expansion of its business beyond such period.

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

IMPACT OF THE YEAR 2000 ISSUE

    The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 was approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's". These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

    In 1995 and 1996, the Company invested approximately $2.2 million constructing a wide-area network throughout the United States and implementing Oracle financial and manufacturing applications. In October 1998, the Company developed an extensive Year 2000 readiness plan. This was a comprehensive project to review and modify, as necessary, its computer applications, hardware and other equipment to make them Year-2000 compliant. The project was organized into three principal areas: hardware/software on desktop systems, hardware/software on embedded systems and hardware/software on enterprise systems. Each of these areas involved inventory, assessment, remediation, testing and implementation. The Company completed all business-critical systems remediation, testing and implementation by September of 1999. In addition, the Company obtained compliance statements from all major vendors, customers and manufactures of all computer-related equipment and devices.

    As a result of the successful implementation and deployment of the Company's Year 2000 readiness plan, the Company has experienced no downtime or loss of any information as a result of the year 2000 change over. The Company is committed to continuous monitoring of all systems, applications and operating systems. Updates for applications and operating systems will be obtained as they become necessary and available. All new systems and software will be added only after compliance has been verified.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This report includes "forward-looking statements" as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company: fluctuations in operating results and seasonality; ability to introduce new products; the success of the Company to market, sale and support products sold; technological changes; reliance on intellectual property; dependence on entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; dependence on key suppliers and dependence on manufacturing facility; and the year 2000 issue. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to market risk primarily due to fluctuations in interest rates and foreign currency.

    As of September 30, 1999, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an increase in interest expense of approximately $0.5 million.

    The Company has typically hedged a portion of its currency fluctuation risk by borrowing in French francs, British pounds sterling and Japanese yen under its New Credit Facility. Cash generated from the Company's France, England and Japan offices is typically denominated in French francs, British pounds sterling and Japanese yen, respectively, and is used to pay expenses incurred in those currencies and service any foreign currency borrowings. The amendment to the New Credit Facility, on January 11, 2000, eliminated the Company's ability to borrow foreign currencies under the New Credit Facility. In the future, the Company may use other financial instruments to hedge its foreign currency fluctuation risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and its subsidiaries which are required by this Item 8 are listed in Part IV, Item 14(a) of this report. Such consolidated financial statements are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report on the basis that the registrant will file a definitive proxy statement pursuant to Regulation 14A for its annual meeting of shareholders to be held on March 10, 2000 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Report of the Compensation Committee and Omnibus Committee on Executive Compensation or the Stock Performance Graph included in the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements

    The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

(b) Financial Statement Schedule

SCHEDULE                          DESCRIPTION                             PAGE
--------                          -----------                           --------
   II     Valuation and Qualifying Accounts...........................    S-1

    The auditors' report with respect to the above-listed financial statement schedule appears on page F-2 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable or not required, or the required information is included in the consolidated financial statements.

(c) Reports on Form 8-K

    A Form 8-K was filed on September 27, 1999 reporting on the adoption by the Company of a Rights Plan.

(d) Exhibits

       EXHIBIT
         NO.                                              DESCRIPTION
---------------------                                     -----------
          3.1              --     Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration
                                  Statement on Form S-1 No. 333-33559)

          3.2              --     By-Laws of the Company (incorporated by reference to Exhibit
                                  3.2 to the Company's Registration Statement on Form S-1 No.
                                  333-33559)

         *3.3              --     Certificate of Designation of Rights, Preferences and
                                  Privileges of Series A Junior Participating Preferred Stock,
                                  dated September 22, 1999

          4.1              --     Form of certificate representing shares of the Company's
                                  Common Stock (incorporated by reference to Exhibit 4.1 to
                                  the Company's Registration Statement on Form S-1 No.
                                  333-33559)

          4.2              --     Warrant Agreement, dated as of July 31, 1996, among the
                                  Company, Brown Brothers Harriman & Co., NBD Bank, SunTrust
                                  Bank, Atlanta (formerly known as Trust Company Bank) and
                                  Comerica BankTexas (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 No.
                                  333-33559)

         *4.3              --     Supplement, dated as of August 31, 1999, to the Warrant
                                  Agreement, dated as of July 31, 1996, between the Company
                                  and Chase Bank of Texas, N.A.

         *4.4              --     Amendment No. 1 dated as of August 31, 1999 to the Warrant
                                  Agreement, dated as of July 31, 1996, between the Company
                                  and Brown Brothers Harriman & Co.

         *4.5              --     Amendment No. 1 dated August 31, 1999, to the Warrant
                                  Agreement, dated as of July 31, 1996, between the Company
                                  and Suntrust Bank, Atlanta

         *4.6              --     Amendment No. 1 dated August 31, 1999, to the Warrant
                                  Agreement, dated as of July 31, 1996, between the Company
                                  and Comerica Bank-Texas

         *4.7              --     Amendment No. 1 dated August 31, 1999, to the Warrant
                                  Agreement, dated as of July 31, 1996, between the Company
                                  and The First National Bank of Chicago (as successor to NBD
                                  Bank)

       EXHIBIT
         NO.                                              DESCRIPTION
---------------------                                     -----------
         *4.8              --     Supplement, dated August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company, Brown
                                  Brothers Harriman & Co., the First National Bank of Chicago
                                  as successor to NBD Bank, Suntrust Bank, Comerica
                                  Bank-Texas, and Chase Bank of Texas, N.A. (CBT)

         10.1              --     Employment Agreement, dated as of July 1, 1995, between the
                                  Company and H.R. Brutsche III (incorporated by reference to
                                  Exhibit 10.1 to the Company's Registration Statement on Form
                                  S-1 No. 333-33559)

         10.2              --     Amendment No. 1, dated as of August 11, 1997, to the
                                  Employment Agreement, dated as of July 1, 1995, between the
                                  Company and H.R. Brutsche III (incorporated by reference to
                                  Exhibit 10.2 to the Company's Registration Statement on Form
                                  S-1 No. 333-33559)

         10.3              --     Consulting Agreement, dated as of July 1, 1995, between the
                                  Company and J. Anthony Smith (incorporated by reference to
                                  Exhibit 10.3 to the Company's Registration Statement on Form
                                  S-1 No. 333-33559)

         10.4              --     Consulting Agreement, dated as of July 1, 1995, between the
                                  Company and John D. Maxson (incorporated by reference to
                                  Exhibit 10.4 to the Company's Registration Statement on Form
                                  S-1 No. 333-33559)

         10.5              --     Amendment No. 1, dated as of August 11, 1997, to the
                                  Consulting Agreement, dated as of July 1, 1995, between the
                                  Company and John D. Maxson (incorporated by reference to
                                  Exhibit 10.5 to the Company's Registration Statement on Form
                                  S-1 No. 333-33559)

         10.6              --     Consulting Agreement, dated as of July 1, 1995, between the
                                  Company and James H. Clark, Jr. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on
                                  Form S-1 No. 333-33559)

         10.7              --     Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and H. R. Brutsche III (incorporated by reference to Exhibit 10.7 to the Company's Registration
                                  Statement on Form S-1 No. 333-33559)

         10.8              --     Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and John D. Maxson (incorporated by
                                  reference to Exhibit 10.8 to the Company's Registration
                                  Statement on Form S-1 No. 333-33559)

         10.9              --     Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and James H. Clark, Jr. (incorporated by reference to Exhibit 10.9 to the Company's Registration
                                  Statement on Form S-1 No. 333-33559)

        10.10              --     Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and J. Anthony Smith (incorporated by
                                  reference to Exhibit 10.10 to the Company's Registration
                                  Statement on Form S-1 No. 333-33559)

        10.11              --     Compensation Continuation Agreement, dated as of March 31,
                                  1994, among the Company, Vari-Lite, Inc., Showco, Inc. and
                                  H. R. Brutsche III (incorporated by reference to Exhibit
                                  10.11 to the Company's Registration Statement on Form S-1
                                  No. 333-33559)

        10.12              --     Compensation Continuation Agreement, dated as of March 31,
                                  1994, among the Company, Vari-Lite, Inc., Showco, Inc. and
                                  John D. Maxson (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 No.
                                  333-33559)

        10.13              --     Compensation Continuation Agreement, dated as of March 31,
                                  1994, among the Company, Vari-Lite, Inc., Showco, Inc. and
                                  James H. Clark, Jr. (incorporated by reference to Exhibit
                                  10.13 to the Company's Registration Statement on Form S-1
                                  No. 333-33559)

       EXHIBIT
         NO.                                              DESCRIPTION
---------------------                                     -----------
        10.14              --     Statement and Terms of Employment, dated as of April 1,
                                  1994, between Vari-Lite Europe Ltd. and Brian L. Croft
                                  (incorporated by reference to Exhibit 10.14 to the Company's
                                  Registration Statement on Form S-1 No. 333-33559)

        10.15              --     Split-Dollar Agreement, dated as of October 12, 1995, among the Company, Brown Brothers Harriman Trust Company of Texas,
                                  trustee of the H.R. Brutsche III Insurance Trust, and H.R.
                                  Brutsche III (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 No.
                                  333-33559)

        10.16              --     Amended and Restated Split-Dollar Agreement, dated as of
                                  October 12, 1995, among the Company, Brown Brothers Harriman
                                  Trust Company of Texas, trustee of the H.R. Brutsche III
                                  Insurance Trust, and H. R. Brutsche III (incorporated by
                                  reference to Exhibit 10.16 to the Company's Registration
                                  Statement on Form S-1 No. 333- 33559)

        10.17              --     Amended and Restated Split-Dollar Agreement, dated as of
                                  October 12, 1997, among the Company, Brown Brothers Harriman
                                  Trust Company of Texas, trustee of the John D. Maxson 1995
                                  Irrevocable Trust, and John D. Maxson (incorporated by
                                  reference to Exhibit 10.17 to the Company's Registration
                                  Statement on Form S-1 No. 333- 33559)

        10.18              --     Split-Dollar Life Insurance Agreement, dated as of October
                                  12, 1995, among the Company, James Howard Cullum Clark and
                                  James H. Clark, Jr. (incorporated by reference to Exhibit
                                  10.18 to the Company's Registration Statement on Form S-1
                                  No. 333-33559)

        10.19              --     Amended and Restated Split-Dollar Agreement, dated as of
                                  October 12, 1995, between the Company, James Howard Cullum
                                  Clark and James H. Clark, Jr. (incorporated by reference to
                                  Exhibit 10.19 to the Company's Registration Statement on
                                  Form S-1 No. 333-33559)

        10.20              --     Vari-Lite International, Inc. 1997 Omnibus Plan (including forms of Incentive Stock Option Agreement and Nonqualified
                                  Stock Option Agreement) (incorporated by reference to
                                  Exhibit 10.20 to the Company's Registration Statement on
                                  Form S-1 No. 333-33559)

        10.21              --     Vari-Lite International, Inc. Employees' Stock Ownership
                                  Plan (incorporated by reference to Exhibit 10.21 to the
                                  Company's Registration Statement on Form S-1 No. 333-33559)

        10.22              --     Vari-Lite International, Inc. Employees' Stock Equivalence
                                  Plan (incorporated by reference to Exhibit 10.22 to the
                                  Company's Registration Statement on Form S-1 No. 333-33559)

        10.23              --     Vari-Lite International, Inc. Annual Incentive Plan (as
                                  amended and restated) (incorporated by reference to Exhibit
                                  10.23 to the Company's Registration Statement on Form S-1
                                  No. 333-33559)

        10.24              --     Employment Agreement, dated as of August 28, 1995, by and
                                  between the Company and James E. Kinnu (incorporated by
                                  reference to Exhibit 10.34 to the Company's Registration
                                  Statement on Form S-1 No. 333-33559)

        10.25              --     Severance Agreement, dated as of September 30, 1996, by and between the Company and James E. Kinnu (incorporated by
                                  reference to Exhibit 10.35 to the Company's Registration
                                  Statement on Form S-1 No. 333-33559)

        10.26              --     Ground Lease, dated as of December 21, 1995, among Brazos
                                  Beltline Development, Inc. and Vari-Lite, Inc., Showco,
                                  Inc., IGNITION! Creative Services, Inc., Concert Production
                                  Lighting, Inc. and Irideon, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on
                                  Form S-1 No. 333-33559)

        10.27              --     Guaranty, dated as of December 21, 1995, by the Company
                                  (incorporated by reference to Exhibit 10.37 to the Company's
                                  Registration Statement on Form S-1 No. 333-33559)

       EXHIBIT
         NO.                                              DESCRIPTION
---------------------                                     -----------
        10.28              --     Form of Indemnification Agreement with Directors and
                                  Officers (incorporated by reference to Exhibit 10.38 to the
                                  Company's Registration Statement on Form S-1 No. 333-33559)

        10.29              --     Agreement and Plan of Merger, dated as of August 27, 1997, between the Company and Vari-Lite Texas (incorporated by
                                  reference to Exhibit 10.39 to the Company's Registration
                                  Statement on Form S-1 No. 333-33559)

        10.30              --     International Swap Dealers Association, Inc. Master
                                  Agreement, dated as of November 23, 1993, between the
                                  Company and Brown Brothers, Harriman & Co. (along with
                                  confirmation of Interest Rate Swap Transaction)
                                  (incorporated by reference to Exhibit 10.40 to the Company's
                                  Registration Statement on Form S-1 No. 333- 33559)

        10.31              --     International Swap Dealers Association, Inc. Master
                                  Agreement, dated as of September 13, 1996, between
                                  Vari-Lite, Inc. and SunTrust Bank, Atlanta (along with
                                  confirmations of Interest Rate Transactions) (incorporated by reference to Exhibit 10.41 to the Company's Registration
                                  Statement on Form S-1 No. 333-33559)

        10.32              --     Multicurrency Credit Agreement, dated as of December 19,
                                  1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to
                                  Exhibit 10.32 to the Company's Annual Report on Form 10-K
                                  for the year ended September 30, 1997)

        10.33              --     Amendment No.1, dated April 24, 1998 to the Multicurrency
                                  Credit Agreement, dated as of December 19, 1997, among the
                                  Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference 10.33 to the
                                  Company's Quarterly Report on Form 10-Q for the quarterly
                                  period ended June 30, 1998)

        10.34              --     Amendment No. 2, dated July 31, 1998 to the Multicurrency
                                  Credit Agreement, dated as of December 19, 1997, among the
                                  Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report for the quarterly period ended June 30, 1998)

        10.35              --     Amendment No. 3, dated December 15, 1998 to the
                                  Multicurrency Credit Agreement, dated as of December 19,
                                  1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to
                                  Exhibit 10.35 to the Company's Annual Report on Form 10-K
                                  for the fiscal year ended September 30, 1998)

        10.36              --     Amendment No. 1, effective November 2, 1998, to the Deferred
                                  Compensation Agreement, dated as of July 1, 1995, between
                                  the Company and H.R. Brutsche' III (incorporated by
                                  reference to Exhibit 10.36 to the Company's Quarterly Report for the quarterly period ended December 31, 1998)

        10.37              --     Amendment No. 1, effective November 2, 1998, to the Deferred
                                  Compensation Agreement, dated as of July 1, 1995, between
                                  the Company and John D. Maxson (incorporated by reference to
                                  Exhibit 10.37 to the Company's Quarterly Report for the
                                  quarterly period ended December 31, 1998)

        10.38              --     Amendment No. 1, effective November 2, 1998, to the Deferred
                                  Compensation Agreement, dated as of July 1, 1995, between
                                  the Company and James H. Clark, Jr. (incorporated by
                                  reference to Exhibit 10.38 to the Company's Quarterly Report for the quarterly period ended December 31, 1998)

        10.39              --     Amendment No. 1, effective November 2, 1998, to the Deferred
                                  Compensation Agreement, dated as of July 1, 1995, between
                                  the Company and J. Anthony Smith (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report for the
                                  quarterly period ended December 31, 1998)

       EXHIBIT
         NO.                                              DESCRIPTION
---------------------                                     -----------
        10.40              --     Amendment No. 1, effective January 1, 1998, to the Vari-Lite
                                  International, Inc. Employees' Stock Ownership Plan dated
                                  September 27, 1995 (incorporated by reference to Exhibit
                                  10.40 to the Company's Quarterly Report for the quarterly
                                  period ended March 31, 1999)

        10.41              --     Amendment No. 1, effective January 1, 1998, to the Vari-Lite
                                  International, Inc. Employees' Stock Ownership Trust dated
                                  September 27, 1995 (incorporated by reference to Exhibit
                                  10.41 to the Company's Quarterly Report for the quarterly
                                  period ended March 31, 1999)

        10.42              --     Amendment No. 4, dated April 1, 1999 to the Multicurrency
                                  Credit Agreement, dated as of December 19, 1997, among the
                                  Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to Exhibit 10.42 to
                                  the Company's Quarterly Report for the quarterly period
                                  ended March 31, 1999)

        10.43              --     Temporary Waiver Agreement, dated August 12, 1999 to the
                                  Multicurrency Credit Agreement, dated as of December 19,
                                  1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to
                                  Exhibit 10.43 to the Company's Quarterly Report for the
                                  quarterly period ended June 30, 1999)

        10.44              --     Rights Agreement, dated as of September 27, 1999, by and
                                  between the Company and Chase Mellon shareholder services,
                                  L.L.C. (incorporated by reference to Exhibit 4.1 to the
                                  Company's Form 8-K filed September 22, 1999)

       *10.45              --     Amendment No. 5, dated August 25, 1999, to the Multicurrency
                                  Credit Agreement, dated as of December 19, 1997, among the
                                  Company and SunTrust Bank, Atlanta, as agent for the banks thereunder

       *10.46              --     Amendment No. 6, dated January 11, 2000, to the
                                  Multicurrency Credit Agreement, dated as of December 19,
                                  1997, among the Company and Sun Trust Bank, Atlanta, as
                                  agent for the banks thereunder.

         21.1              --     List of Company's Subsidiaries (incorporated by reference to
                                  Exhibit 21.1 to the Company's Annual Report on Form 10-K for
                                  the fiscal year ended September 30, 1998)

        *23.1              --     Consent of Deloitte & Touche, LLP

        *27.1              --     Financial Data Schedule

------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas and State of Texas on the 13th day of January, 2000.

                                                       VARI-LITE INTERNATIONAL, INC.

                                                       By:            /s/ H.R. BRUTSCHE' III
                                                            -----------------------------------------
                                                                        H.R. Brutsche' III
                                                                 Chairman of the Board and Chief
                                                                        Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 13th day of January, 2000.


               /s/ H.R. BRUTSCHE' III
     -------------------------------------------       Chariman of the Board and Chief Executive
                 H.R. Brutsche' III                    Officer (Principal Executive Officer)

              /s/ JEROME L. TROJAN III                 Vice President--Finance, Chief Financial
     -------------------------------------------       Officer, Treasurer and Secretary (Principal
                Jerome L. Trojan III                   Financial and Accounting Officer)

               /s/ JAMES H. CLARK, JR.
     -------------------------------------------       Director
                 James H. Clark, Jr.

                 /s/ JOHN D. MAXSON
     -------------------------------------------       Director
                   John D. Maxson

               /s/ C. VINCENT PROTHRO
     -------------------------------------------       Director
                 C. Vincent Prothro

                /s/ JOHN R. RETTBERG
     -------------------------------------------       Director
                  John R. Rettberg

                /s/ J. ANTHONY SMITH
     -------------------------------------------       Director
                  J. Anthony Smith

                         INDEX TO FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES


Independent Auditors' Report................................    F-2

Consolidated Balance Sheets as of September 30, 1998 and
  1999......................................................    F-3

Consolidated Statements of Operations and Comprehensive
  Income (Loss) for the Years Ended September 30, 1997,
  1998, and 1999............................................    F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended September 30, 1997, 1998 and 1999.............    F-5

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1997, 1998 and 1999.........................    F-6

Notes to Consolidated Financial Statements..................    F-7

    The following financial statement supplementary schedule of the Registrant and its subsidiaries required to be included in Item 14 (a) (b) is listed below:


Schedule II--Valuation and Qualifying Accounts..............    S-1

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Vari-Lite International, Inc.
Dallas, Texas

    We have audited the accompanying consolidated balance sheets of Vari-Lite International, Inc. and subsidiaries (herein referred to as "the Company") as of September 30, 1998 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and of cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the index at
Item 14 (a)(b). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
December 14, 1999

(January 11, 2000 as to the fifth paragraph of Note E)

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1998 AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                1998       1999
                                                              --------   --------
                           ASSETS
CURRENT ASSETS:
  Cash......................................................  $  3,838   $  1,969
  Receivables, less allowance for doubtful accounts of $900
    and $720................................................    13,471     13,056
  Inventory.................................................     6,075      6,586
  Prepaid expense and other current assets..................     1,749      1,715
                                                              --------   --------
    TOTAL CURRENT ASSETS....................................    25,133     23,326
EQUIPMENT AND OTHER PROPERTY:
  Lighting and sound equipment..............................   127,763    135,220
  Machinery and tools.......................................     5,097      6,044
  Furniture and fixtures....................................     4,439      5,009
  Office and computer equipment.............................    10,399     11,060
  Work in progress and raw materials inventory..............     5,320      3,040
                                                              --------   --------
                                                               153,018    160,373
    Less accumulated depreciation and amortization..........    71,745     83,323
                                                              --------   --------
                                                                81,273     77,050
OTHER ASSETS................................................     8,221      7,324
                                                              --------   --------
    TOTAL ASSETS............................................  $114,627   $107,700
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 13,189   $ 11,855
  Unearned revenue..........................................     1,694      2,606
  Income taxes payable......................................       999        440
  Current portion of long-term obligations..................     3,049      8,591
                                                              --------   --------
    TOTAL CURRENT LIABILITIES...............................    18,931     23,492
LONG-TERM OBLIGATIONS.......................................    47,284     39,459
DEFERRED INCOME TAXES.......................................     3,708      1,514
                                                              --------   --------
    TOTAL LIABILITIES.......................................    69,923     64,465
COMMITMENTS AND CONTINGENCIES (Note F)......................        --         --
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.10 par value (10,000,000 shares
    authorized; no shares outstanding)......................        --         --
  Common Stock, $0.10 par value (40,000,000 shares
    authorized; 7,845,167 shares issued; 7,800,003 shares
    outstanding)............................................       785        785
  Treasury Stock............................................      (186)      (186)
  Additional paid-in capital................................    24,426     25,026
  Stockholder notes receivable..............................       (82)       (30)
  Stock purchase warrants...................................       600         --
  Accumulated other comprehensive income (loss)--foreign
    currency translation adjustment.........................      (230)       892
  Retained earnings.........................................    19,391     16,748
                                                              --------   --------
    TOTAL STOCKHOLDERS' EQUITY..............................    44,704     43,235
                                                              --------   --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $114,627   $107,700
                                                              ========   ========

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 1997         1998         1999
                                                              ----------   ----------   ----------
Rental revenues.............................................  $   75,529   $   74,863   $   83,863
Product sales and services revenues.........................      15,129       13,513        7,669
                                                              ----------   ----------   ----------
  TOTAL REVENUES............................................      90,658       88,376       91,532
Rental cost.................................................      29,371       33,764       41,561
Product sales and services cost.............................      10,676        9,880        5,389
                                                              ----------   ----------   ----------
  TOTAL COST OF SALES.......................................      40,047       43,644       46,950
                                                              ----------   ----------   ----------
GROSS PROFIT................................................      50,611       44,732       44,582
Selling, general and administrative expense.................      32,983       35,077       38,360
Research and development expense............................       6,657        6,690        5,586
Impairment of assets........................................          --        3,542           --
Restructuring costs.........................................          --        1,080          600
                                                              ----------   ----------   ----------
  TOTAL OPERATING EXPENSES..................................      39,640       46,389       44,546
                                                              ----------   ----------   ----------
OPERATING INCOME (LOSS).....................................      10,971       (1,657)          36
Interest expense (net)......................................       3,726        2,818        4,404
                                                              ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.......       7,245       (4,475)      (4,368)
Income taxes (benefit)......................................       2,916       (1,785)      (1,725)
                                                              ----------   ----------   ----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..................       4,329       (2,690)      (2,643)
Extraordinary loss from early extinguishment of debt........          --         (737)          --
Cumulative effect of change in accounting principle.........          --         (195)          --
                                                              ----------   ----------   ----------
NET INCOME (LOSS)...........................................       4,329       (3,622)      (2,643)
Other comprehensive income (loss)--foreign currency
  translation adjustment....................................        (544)        (591)       1,122
                                                              ----------   ----------   ----------
COMPREHENSIVE INCOME (LOSS).................................  $    3,785   $   (4,213)  $   (1,521)
                                                              ==========   ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING.........................   5,799,328    7,712,332    7,800,003
Dilutive effect of stock warrants...........................      19,473           --           --
                                                              ----------   ----------   ----------
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING.................   5,818,801    7,712,332    7,800,003
                                                              ==========   ==========   ==========
PER SHARE INFORMATION
BASIC:
  Income (loss) before extraordinary loss and cumulative
    effect of change in accounting principle................  $     0.75   $    (0.35)  $    (0.34)
  Extraordinary loss........................................  $       --   $    (0.10)  $       --
  Cumulative effect of change in accounting principle.......  $       --   $    (0.02)  $       --
                                                              ----------   ----------   ----------
  Net income (loss).........................................  $     0.75   $    (0.47)  $    (0.34)
                                                              ==========   ==========   ==========
DILUTED:
  Income (loss) before extraordinary loss and cumulative
    effect of change in accounting principle................  $     0.74   $    (0.35)  $    (0.34)
  Extraordinary loss........................................  $       --   $    (0.10)  $       --
  Cumulative effect of change in accounting principle.......  $       --   $    (0.02)  $       --
                                                              ----------   ----------   ----------
  Net income (loss).........................................  $     0.74   $    (0.47)  $    (0.34)
                                                              ==========   ==========   ==========
  Dividends declared........................................  $     0.18   $     0.00   $     0.00
                                                              ==========   ==========   ==========

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                      PREFERRED STOCK         COMMON STOCK         TREASURY STOCK      ADDITIONAL   STOCKHOLDER
                                    -------------------   --------------------   -------------------    PAID-IN        NOTES
                                     SHARES     AMOUNT     SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL     RECEIVABLE
                                    --------   --------   ---------   --------   --------   --------   ----------   -----------
BALANCE, OCTOBER 1, 1996..........     --        $--      5,830,202     $583      (7,527)    $ (28)      $ 3,096       $(353)
Dividends declared................
Purchase of treasury stock........                                               (37,637)     (158)
Payments on stockholder notes
  receivable......................                                                                                       177
Issuance of stock to the ESOP and
  ESEP............................                           14,965        2                                 248
Other comprehensive loss--foreign
  currency translation
  adjustment......................
Net income........................
                                      ---        ---      ---------     ----     -------     -----       -------       -----
BALANCE, SEPTEMBER 30, 1997.......     --         --      5,845,167      585     (45,164)     (186)        3,344        (176)
Initial public offering...........                        2,000,000      200                              21,082
Payments on stockholder notes
  receivable......................                                                                                        94
Other comprehensive loss--foreign
  currency translation
  adjustment......................
Net loss..........................
                                      ---        ---      ---------     ----     -------     -----       -------       -----
BALANCE, SEPTEMBER 30, 1998.......     --         --      7,845,167      785     (45,164)     (186)       24,426         (82)
Payments on stockholder notes
  receivable......................                                                                                        52
Repricing of stock warrants.......                                                                           600
Other comprehensive
  income--foreign currency
  translation adjustment..........
Net loss..........................
                                      ---        ---      ---------     ----     -------     -----       -------       -----
BALANCE, SEPTEMBER 30, 1999.......     --        $--      7,845,167     $785     (45,164)    $(186)      $25,026       $ (30)
                                      ===        ===      =========     ====     =======     =====       =======       =====

                                                ACCUMULATED
                                     STOCK         OTHER
                                    PURCHASE   COMPREHENSIVE   RETAINED
                                    WARRANTS      INCOME       EARNINGS    TOTAL
                                    --------   -------------   --------   --------
BALANCE, OCTOBER 1, 1996..........   $ 600        $  905       $19,735    $24,538
Dividends declared................                              (1,051)    (1,051)
Purchase of treasury stock........                                           (158)
Payments on stockholder notes
  receivable......................                                            177
Issuance of stock to the ESOP and
  ESEP............................                                            250
Other comprehensive loss--foreign
  currency translation
  adjustment......................                  (544)                    (544)
Net income........................                               4,329      4,329
                                     -----        ------       -------    -------
BALANCE, SEPTEMBER 30, 1997.......     600           361        23,013     27,541
Initial public offering...........                                         21,282
Payments on stockholder notes
  receivable......................                                             94
Other comprehensive loss--foreign
  currency translation
  adjustment......................                  (591)                    (591)
Net loss..........................                              (3,622)    (3,622)
                                     -----        ------       -------    -------
BALANCE, SEPTEMBER 30, 1998.......     600          (230)       19,391     44,704
Payments on stockholder notes
  receivable......................                                             52
Repricing of stock warrants.......    (600)                                    --
Other comprehensive
  income--foreign currency
  translation adjustment..........                 1,122                    1,122
Net loss..........................                              (2,643)    (2,643)
                                     -----        ------       -------    -------
BALANCE, SEPTEMBER 30, 1999.......   $  --        $  892       $16,748    $43,235
                                     =====        ======       =======    =======

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                                 (IN THOUSANDS)

                                                                1997       1998       1999
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  4,329   $ (3,622)  $ (2,643)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    11,459     13,515     15,230
    Amortization of note discount and deferred loan fees....       346         83        136
    Provision for doubtful accounts.........................       134        641        140
    Extraordinary loss from early extinguishment of debt....        --        737         --
    Cumulative effect of change in accounting principle.....        --        195         --
    Impairment of assets....................................        --      3,542         --
    Deferred income taxes...................................     1,470     (2,735)    (2,194)
    Gain on sale of equipment and other property............      (171)       (18)      (159)
    Provisions for ESOP and ESEP contributions..............       250        250        250
    Gain on sale of Brilliant Stages, loss on sale of Dubai
     and cancellation of land lease.........................        --         --       (462)
    Net change in assets and liabilities:
      Accounts receivable...................................    (2,500)     1,758        268
      Inventory.............................................    (1,655)    (3,561)    (2,545)
      Prepaid expenses......................................    (1,720)       746         12
      Other assets..........................................    (1,462)    (3,085)     1,668
      Accounts payable, accrued liabilities and income taxes
       payable..............................................     3,960       (568)    (2,119)
      Unearned revenue......................................       797     (1,404)       912
                                                              --------   --------   --------
    Net cash provided by operating activities...............    15,237      6,474      8,494

Cash flows from investing activities:
  Capital expenditures, including rental equipment..........   (23,212)   (25,841)   (12,914)
  Acquisition of European companies, net of cash acquired...        --     (1,833)    (1,192)
  Proceeds from sale of Irideon, Brilliant Stages and Dubai
    assets and cancellation of land lease...................        --         --      3,666
  Proceeds from sale of equipment...........................       141         98        400
                                                              --------   --------   --------
    Net cash used in investing activities...................   (23,071)   (27,576)   (10,040)

Cash flows from financing activities:
  Proceeds from issuance of debt............................    21,997     79,760     33,178
  Principal payments on debt................................   (12,189)   (76,418)   (34,765)
  Proceeds from issuance of distributor advances............     1,237        690         --
  Principal payments on distributor advances................    (1,667)    (1,735)      (646)
  Proceeds from payments on stockholder notes receivable....       177         94         52
  Proceeds from public offering of common stock.............        --     21,282         --
  Purchase of treasury stock................................      (158)        --         --
  Dividends paid............................................    (1,051)        --         --
                                                              --------   --------   --------
    Net cash provided (used) by financing activities........     8,346     23,673     (2,181)
Effect of exchange rate changes on cash and cash
  equivalents...............................................    (1,283)      (595)     1,858
                                                              --------   --------   --------
Net increase (decrease) during the year.....................      (771)     1,976     (1,869)
Cash, beginning of year.....................................     2,633      1,862      3,838
                                                              --------   --------   --------
Cash, end of year...........................................  $  1,862   $  3,838   $  1,969
                                                              ========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest expense............................  $  4,102   $  2,732   $  3,958
  Cash paid for income taxes................................  $  1,787   $  1,313   $    821
  Non-cash transactions:
    Warrants issued.........................................  $     --   $     --   $     --
    Warrants retired........................................  $     --   $     --   $   (600)

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE A--ORGANIZATION:

    The Company is a leading international designer, manufacturer and distributor of automated lighting equipment and provider of related services to the entertainment industry, servicing markets such as concert touring, theatre, television, film and corporate events. The Company markets its proprietary VARI*LITE automated lighting equipment and other products and services through its domestic and international Vari-Lite Production Services facilities and an independent dealer network.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES

    The consolidated financial statements of Vari-Lite International, Inc. include the accounts of its wholly-owned subsidiaries which consist of operating and holding companies. The operating companies consist of Vari-Lite, Inc., Showco, Inc., IR Sub, Inc. (formerly Irideon, Inc.), IGNITION! Creative
Group, Inc., BS Sub, Ltd. (formerly Brilliant Stages, Ltd.), Vari-Lite
Asia, Inc., Vari-Lite Production Services Hong Kong Limited, Vari-Lite Production Services, Ltd., Vari-Lite Production Services, SL, Vari-Lite Production Services, NV, Vari-Lite Production Services, AB, and Vari-Lite Production Services, SAS. The wholly-owned holding companies include Vari-Lite Europe Holdings Limited, Vari-Lite International Europe, B.V. and Vari-Lite Production Services Europe, NV. During 1998, the Company acquired two of its distributors for a total purchase price of approximately $3,160 which created approximately $1,000 of goodwill. In October 1998, the Company acquired the VARI*LITE-Registered Trademark- distribution rights and related assets of its French distributor for approximately $1,200, virtually all of which was recorded as goodwill. On October 30, 1998, the Company sold substantially all of the assets of its Irideon architectural automated lighting product line for its net book value, after writedown, of approximately $2,000, (see Note I). On
December 31, 1998, the Company sold substantially all of the assets of Brilliant Stages, Ltd., one of the Company's European subsidiaries. On September 23, 1999, the Company sold substantially all of the assets of its Dubai operation. All material intercompany transactions and balances have been eliminated.

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

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

amortization are provided on the straight-line method over the estimated useful lives ranging from three to ten years of the various classes of equipment and other property.

LONG-LIVED ASSETS

    As required by Statement of Financial Accounting Standards ("SFAS")
No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," the Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets' carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

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

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

RESEARCH AND DEVELOPMENT

    Costs incurred in connection with the development of new products are considered research and development costs and are charged to operations as incurred.

DERIVATIVE INSTRUMENTS

    The Company had entered into an interest rate swap agreement to reduce the risks associated with variable interest rates. The interest rate swap agreement corresponded to a portion of the outstanding principal balance of the Company's line of credit. The Company recorded the amount paid or received pursuant to the swap agreement as an adjustment to interest expense, and the related payable or receivable to or from the counterparty as a liability or asset, respectively. The termination of the interest swap prior to the scheduled maturity resulted in a charge to expense for the amount of unamortized costs and payments required under the agreement. The Company terminated the interest rate swap agreement in August 1999 for $300 in cash from the counterparty. As a result, the Company recorded a gain for the amount of cash received. The gain is included in selling, general and administrative expenses in the accompanying income statement.

    The fair value of the interest rate swap agreement, which was carried at zero value at September 30, 1998 was a liability to the Company of approximately $940.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    In assessing the fair value of financial instruments at September 30, 1998 and 1999, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

    The carrying amounts of cash, receivables, payables and long term obligations approximated fair value as of September 30, 1998 and 1999.

EQUITY-BASED COMPENSATION

    SFAS No. 123 establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity based compensation, including options. The Company has elected, as provided by SFAS No. 123, not to recognize compensation expense for employee equity based compensation as calculated under SFAS No. 123, but will recognize any related expense in accordance with the provisions of APB Opinion No. 25. Disclosure of amounts required by SFAS 123 are included in Note G.

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

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

NET INCOME PER SHARE

    Net income per share is calculated by dividing net income by the weighted average shares outstanding for the applicable period. Common stock equivalents, including warrants and options, are included, to the extent considered dilutive, using the treasury stock method and are assumed to be outstanding for the full period in the period of issuance. Options to purchase 556,000 and 736,100 shares of Common Stock at prices ranging from $1.125 to $13.20 were outstanding at September 30, 1998 and 1999, respectively, but were not included in the computation of diluted EPS because exercise prices of the options were greater than the average market price of the common shares. Warrants to purchase 242,233 and 296,057 shares of Common Stock at a price of $12.00 and $3.75 were outstanding at September 30, 1998 and 1999, respectively, but were not included in the computation of diluted EPS as they were antidilutive.

ACCOUNTING STANDARDS CHANGES

    In 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that such costs be expensed as incurred. The Company's practice had been to record the costs of bringing significant new operations into operation as deferred charges and to amortize them over periods of not more than five years. The Company early adopted the SOP effective October 1, 1997, with a 1998 first quarter pre-tax charge of $282 ($195 after taxes, or $0.02 per basic and diluted share) as a cumulative effect of this accounting change.

NEW ACCOUNTING PRONOUNCEMENTS

    In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This standard, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than 2001. The Company is currently analyzing the effect of this standard and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

SEGMENT REPORTING

    In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", was issued, effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report financial and descriptive information about their reportable operating segments. The Company operates in geographic segments located in North America, Europe and the Pacific Rim. The Company markets its products and services to the entertainment industry, including concert touring, theatre, television and film and corporate events markets. Depending on the circumstances, the Company solicits business from lighting and set designers and consultants, sound engineers, artist managers, producers, production managers and production companies, promoters, corporations and business associations. No customer has accounted for more than 10% of the Company's revenues for at least the last three fiscal years. The Company does not rely on any major customer for a significant amount of its operations. See Note M for segment information.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE C--INVENTORY:

    Inventory consists of the following:

                                                                1998       1999
                                                              --------   --------
Raw materials...............................................   $5,283     $5,854
Work in progress............................................      616        587
Finished goods..............................................      176        145
                                                               ------     ------
                                                               $6,075     $6,586
                                                               ======     ======

NOTE D--OTHER ASSETS:

    Other assets consist of the following:

                                                                1998       1999
                                                              --------   --------
Patents and trademarks......................................   $5,686     $3,170
Goodwill....................................................    1,299      2,482
Deferred financing costs....................................      426        900
Other, including sales-type lease receivables...............    1,144      1,555
                                                               ------     ------
                                                                8,555      8,107
Less accumulated amortization...............................     (334)      (783)
                                                               ------     ------
                                                               $8,221     $7,324
                                                               ======     ======

    Included in the amount of patents and trademarks are the amounts capitalized by the Company relating to patent infringement suits in which the Company is the plaintiff (See Note F).

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE E--LONG-TERM OBLIGATIONS:

    Long-term obligations expressed in U.S. dollars consist of the following:

                                                                1998       1999
                                                              --------   --------
  Revolving lines of credit:
    U.S. dollars............................................  $34,000    $33,360
    British pounds sterling.................................    8,500      7,330
    Japanese yen............................................      981      2,587
    French franc............................................    1,340      1,222
                                                              -------    -------
      Total revolving lines of credit.......................   44,821     44,499
  Advances from distributors................................    1,228        279
  Obligations under capital leases with interest at 2.3% to
    3.5%, maturities through 2003...........................    1,171        647
  Term loans with interest at 7.5% to 8.7%..................    3,113      2,625
                                                              -------    -------
                                                               50,333     48,050
  Less current portion......................................   (3,049)    (8,591)
                                                              -------    -------
                                                              $47,284    $39,459
                                                              =======    =======

    Based on the outstanding amounts under the $50,000 multicurrency revolving credit facility (the "New Credit Facility") as of September 30, 1998 and 1999, the weighted average interest rates were 7.80% and 8.42%, respectively.

    On December 19, 1997, the Company entered into the New Credit Facility and canceled its existing credit facility. As of September 30, 1999, the commitment under the New Credit Facility, as amended on August 25, 1999, was $49,000. At September 30, 1999, the commitment under the New Credit Facility was $47,300. The commitment under the New Credit Facility decreases to $46,500 on March 31, 2000, $38,000 on April 30, 2000 and the loan matures on January 1, 2001.

    As of September 30, 1999, the Company has a principal payment of approximately $6,500 due in April 2000. The Company has used proceeds of approximately $3,300 from asset sales and equipment financings to reduce this obligation subsequent to September 30, 1999. The Company expects that it will be able to meet its remaining obligation on April 30, 2000 through the use of funds from operations, the deferral of certain planned capital expenditures, debt financings and refinancings or asset dispositions. In the event that the Company does not meet its obligation on April 30, 2000, the lenders will be entitled to pursue all rights available under the New Credit Facility.

    Subsequent to September 30, 1999, the Company was in violation of two technical covenants for its New Credit Facility. On January 11, 2000, the Company signed an amendment to its New Credit Facility that waived the violations and modified the covenants and eliminated the Company's ability to borrow foreign currencies and establish LIBOR borrowings under the facility.

    Borrowings under the amended New Credit Facility were $44,499 at September 30, 1999 and bear interest at the lender's base rate plus a rate margin ranging from 1.00% to 3.50% (8.42% as of September 30, 1999) based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE E--LONG-TERM OBLIGATIONS: (CONTINUED)

the New Credit Facility) and are secured by substantially all of the assets owned by the Company's domestic subsidiaries and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The amended New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the amended New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock.

    At September 30, 1998, the Company had interest rate swap agreements with two of its primary lenders relating to a notional principal amount of $24,200, which effectively changed the Company's variable LIBOR interest rate exposure on a substantial portion of its U.S. dollar borrowings to a fixed weighted average interest rate of 7.79%. The interest rate swap agreements matured in 1999 ($4,200) and 2003 ($20,000). In August 1999, the Company terminated the interest rate swap agreements for $300 in cash which was recorded as a gain and is included in selling, general and administrative expenses in the accompanying financial statement.

    In December 1997, the Company expensed deferred financing costs related to the prior debt facility of $737 (net of tax benefit of $481) relating to the early extinguishment of debt, which have been reflected in the consolidated statements of income as an extraordinary loss for the year ended September 30, 1998. In 1999, the Company wrote off a portion of the deferred financing costs related to the New Credit Facility as a result of the modification in terms. The write-off of $271 is included in the interest expense in the accompanying financial statements.

    In connection with certain distributor agreements, the Company has received advances to provide the necessary funds for construction of the leased lighting systems (see Note H). The remaining balances outstanding under such borrowings at September 30, 1998 and 1999, were $1,228 and $279, respectively. Equipment with a net book value of approximately $3,900 at September 30, 1999 ($6,600 at September 30, 1998) has been pledged to the distributors as collateral for such loans. The interest rate on all of the notes ranged from 3% to 7% for the years ended September 30, 1998 and 1999. Substantially all the advances are nonrecourse and are repaid from the Company's portion of the rental revenue earned on the associated leases.

    Maturities of long-term obligations, including capital lease obligations, are approximately as follows:

                                                              1998       1999
                                                            --------   --------
Year one..................................................  $ 3,049    $ 8,591
Year two..................................................    4,488     39,090
Year three................................................    6,610        357
Year four.................................................    6,186         12
Year five.................................................   30,000         --
                                                            -------    -------
                                                            $50,333    $48,050
                                                            =======    =======

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE F--COMMITMENTS AND CONTINGENCIES:

    In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims.

    In August 1995, the Company brought suit asserting a number of claims of infringement of several of its patents by High End Systems, Inc. seeking monetary damages and injunctive relief to prevent future patent infringement (the "High End Lawsuit"). In December, 1998, the court approved a negotiated settlement between the Company and High End, the specific terms of which are confidential, but included a cash settlement paid to the Company, a cross license of certain patents and authorization for High End to continue to sell all of the products that were subject to the suit.

    In December 1998, the Company brought a similar suit against Martin Gruppen A/S and Martin Professional A/S (collectively"Martin"). In July 1999, the court entered a preliminary injunction which prohibits Martin from making, using, leasing or offering for sale or lease in the United States, or importing into the United States, certain Martin products, Martin was subsequently denied a stay of execution pending appeal and is pursuing an appeal to the injunction. The Company will continue with the suit, which is expected to go to trial in late 2000.

    In November 1999, four automated lighting manufacturers, Coemar S.p.A., Clay Paky S.p.A., SGM Elettronica, s.r.l. and Studio Due s.r.l., each filed suit against the Company. Each of the lawsuits seeks declaration from the court that one of the Company's patents, the subject of the High End lawsuit and the litigation with Martin, is invalid, unenforceable and/or not infringed by each of the lighting manufacturers. The Company has filed motions to dismiss these lawsuits.

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

    The Company filed a Registration Statement (Commission file no. 333-33559) for the public offering of 2,000,000 shares of common stock with the Securities and Exchange Commission, which became effective October 16, 1997. The shares were sold for $12.00 per share for an aggregate amount of $24,000. All of the shares sold were offered by the Company. The net offering proceeds to the Company of $21,282 were used to repay indebtedness under the Company's Credit Facility.

    On September 27, 1999, the Board of Directors approved the adoption of a Stockholders Rights Plan (the "Rights Plan"). The Rights Plan is designed to provide protection against coercive or unfair takeover

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE G--STOCKHOLDERS' EQUITY: (CONTINUED)

tactics. Under the Rights Plan, the Company made a dividend distribution of one preferred stock purchase right for each share of common stock held of record as of September 27, 1999. Each right entitles the holder to buy one-one thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an initial exercise price of $8.50. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender offer which would result in such a person or group beneficially owning 15% or more of the Company's common stock. At that time, each Right not owned by such person or group will entitle its holder to purchase, at the Rights then current exercise price, shares of the Company's common stock having a value of twice the Right's exercise price. The Rights are redeemable by the Company and expire on September 26, 2009.

    The Company adopted a fixed option plan during fiscal 1998 which reserves shares of common stock for issuance to executives, key employees and directors. No compensation cost has been recognized for the stock options which were issued at or above fair value at the date of grant in fiscal 1998 and 1999. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1998 and 1999 consistent with the provisions in SFAS no. 123, the Company's net loss and loss per share would have been as follows:

                                                              1998       1999
                                                            --------   --------
Net loss..................................................  $(3,911)   $(3,200)
Basic and diluted net loss per share......................  $ (0.51)   $ (0.41)

    The weighted-average fair value of the individual options granted during fiscal 1998 and 1999 is estimated at $4.44 and $1.52, respectively, on the date of grant. The fair values were determined using a Black-Scholes option pricing model with the following assumptions for 1998 and 1999:

Dividend yield..............................................  0
Volatility..................................................  30%
Risk-free interest rate.....................................  6%
Expected life...............................................  5 yrs.

    Under the plan, the total number of stock options that may be granted is 800,000. The price of the options granted pursuant to the plan will be equal to the fair market value of the common stock on the

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE G--STOCKHOLDERS' EQUITY: (CONTINUED)

date of grant. The options vest over a two month to five year period and expire after ten years from the date of grant.

                                                                   1998                   1999
                                                           --------------------   --------------------
                                                                      WEIGHTED-              WEIGHTED-
                                                                       AVERAGE                AVERAGE
                                                           OPTIONS    EXERCISE    OPTIONS    EXERCISE
                                                            (000)       PRICE      (000)       PRICE
                                                           --------   ---------   --------   ---------
Outstanding--Beginning of year...........................     --       $   --        556      $ 12.00
Granted..................................................    576        12.00        651         3.07
Exercised................................................     --           --         --           --
Forfeited................................................    (20)       12.00        (74)       (7.91)
Canceled or expired......................................     --           --       (397)      (11.87)
                                                             ---       ------       ----      -------
Outstanding--End of year.................................    556        12.00        736         4.58
                                                             ===                    ====
Exercisable--End of year.................................      8        13.20         33        12.61
                                                             ===                    ====

    At September 30, 1999, exercise prices, number of options outstanding and remaining contractual life are as follows:

                                                           OUTSTANDING                      EXERCISABLE
                                             ----------------------------------------   --------------------
                                                                                                   WEIGHTED-
                                                          WEIGHTED-       REMAINING                 AVERAGE
                                              NUMBER       AVERAGE       CONTRACTUAL     NUMBER    EXERCISE
EXERCISE PRICE                                (000)     EXERCISE PRICE   LIFE (YEARS)    (000)       PRICE
--------------                               --------   --------------   ------------   --------   ---------
$1.125.....................................    170          $1.125             9.9         --           --
$3.75......................................    444          $ 3.75            8.25         --           --
$12.00.....................................     80          $12.00            8.04         16       $12.00
$13.20.....................................     42          $13.20            3.04         17       $13.20

    On November 28, 1998, the Company cancelled options to acquired 12,000 shares of Common Stock at $7.875, 6,000 shares of Common Stock at $11.875 and 378,700 shares of Common Stock at $12.00. The Company simultaneously issued options to acquire 396,700 shares of Common Stock at $3.75 per share which was above the fair market value on the date of grant

    In July 1996, in connection with an amendment to the Company's Credit Facility, the Company issued warrants to purchase up to 242,233 shares of Common Stock at an exercise price based on the Company's earnings as defined in the warrant agreement ($11.53 per share). These warrants were valued at $600 and recorded in stockholders' equity. The terms of the warrants also provide for registration rights and adjustments to the price and number of shares in certain circumstances. In August 1999, as part of an amendment to the Company's Credit Facility, the Company issued additional warrants to purchase 53,824 shares of Common Stock at $3.75 per share, which was above the fair market value on the date of issuance. Accordingly, these warrants were assigned no value. The amendment also repriced the warrants to purchase 242,233 shares from a price of $11.53 per share to $3.75 per share. In connection with the repricing, the value of the warrants were written off to additional paid in capital. The warrants expire on December 31, 2004 and as of September 30, 1999, no warrants had been exercised.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE H--LEASES:

AS LESSOR

    As lessor, the Company has agreements whereby it has leased certain lighting equipment to various distributors. These agreements are accounted for as operating leases. Under the terms of these agreements, these distributors have the exclusive right for a specified time period to market the lighting equipment by subrental within defined territories. The distributors' lease payments to the Company are based on a pre-determined percentage of the gross rental revenue received by the distributors from their subrental of the lighting equipment and amounted to approximately $4,197, $2,693 and $1,253 for the years ended September 30, 1997, 1998, and 1999, respectively. The lighting equipment under these leasing arrangements had a net book value of approximately $8,231, $6,594 and $3,850 at September 30, 1997, 1998 and 1999, respectively.

    The Company is also the lessor under sales-type leases. Leases classified as sales-type leases generally stipulate that all lease payments be made within 30 days of the commencement of the lease term; however, the Company has also entered into certain sales-type leases that allow for periodic payment throughout the term of the lease. The Company recorded revenues of $8,699, $1,154 and $4,665 and cost of products and services of $1,955, $369 and $1,674 for the years ended September 30, 1997, 1998 and 1999, respectively, related to sales-type leases.

    Equipment under leases which do not qualify as sales-type leases, including distributor leases and dealer leases, are accounted for as operating leases. Under dealer leases, dealers receive exclusive rights to subrent the Company's lighting equipment in certain geographic areas. The Company provides the lighting equipment to the dealers, who pay a monthly rental fee to the Company.

    Future minimum lease payments receivable on non-cancelable operating leases at September 30, 1999, are as follows:

                                                              OPERATING
                                                              ---------
Year one....................................................   $  366
Year two....................................................      168
Year three..................................................       27
                                                               ------
Total minimum lease payments................................   $  561
                                                               ======

AS LESSEE

    The Company leases certain computers and equipment. The following is a summary of assets held under capital leases:

                                                              1998       1999
                                                            --------   --------
Computers and equipment under capital leases..............  $ 4,455    $ 4,070
Less accumulated depreciation.............................   (3,090)    (3,263)
                                                            -------    -------
Property under capital leases, net........................  $ 1,365    $   807
                                                            =======    =======

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE H--LEASES: (CONTINUED)

    The Company also leases manufacturing facilities and office space. The future minimum lease payments as of September 30, 1999, including those which relate to capital leases and are included in long-term obligations, are as follows:

                                                             CAPITAL    OPERATING
                                                             --------   ---------
Year one...................................................   $ 376      $1,366
Year two...................................................     190       1,245
Year three.................................................     118       1,140
Year four..................................................      --         964
Year five..................................................      --         601
Thereafter.................................................      --       1,573
                                                              -----      ------
Total minimum lease payments...............................     684      $6,889
                                                                         ======
Less amount representing interest..........................     (37)
                                                              -----
Present value of net minimum lease payments................     647
Less current portion.......................................    (351)
                                                              -----
Long-term lease obligations................................   $ 296
                                                              =====

    Rental expense for the years ended September 30, 1997, 1998 and 1999 was $2,616, $2,809 and $3,100, respectively.

    In December 1995, the Company entered into a lease with an unaffiliated developer for land. Rent expense under this lease was $388, $388 and $99 for the years ended September 30, 1997, 1998 and 1999. In December, 1998, the lease was canceled as a result of the sale of the land by the lessor, resulting in a gain to the Company of approximately $500 which is included in selling, general and administrative expense in the accompanying financial statements.

NOTE I--IMPAIRMENT OF ASSETS:

    During fiscal 1998, the Company made a strategic decision to dispose of its Irideon-Registered Trademark- architectural automated lighting product line. As a result of this decision, the Irideon-Registered Trademark- assets were written down to their net realizable value in accordance with SFAS No. 121. This resulted in a pre-tax charge of $3,542 (or $2,179 after taxes, $0.28 per basic and diluted share). On October 30, 1998, the Company sold substantially all of the Irideon-Registered Trademark- assets for their net book value.

NOTE J--RESTRUCTURING COSTS:

    In the fourth quarter of fiscal 1999, the Company recorded a pretax charge of $600 (or $369 after tax benefit, $0.05 per basic and diluted share) for the estimated costs of restructuring Company's operations. The charge includes severance payments and other costs associated with the terminations of approximately 15 employees. The charge also includes the cost associated with terminating leases and the write off of the net book value of leasehold improvements associated with the closing of two offices. Communication of the employee terminations and office closings occurred prior to September 30, 1999 and severance

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE J--RESTRUCTURING COSTS: (CONTINUED)

payments are expected to be completed by the end of 2000. In the fourth quarter of fiscal 1998, the Company recorded a pretax charge of $1,080 (or $664 after tax benefit, $0.09 per basic and diluted share) for the estimated costs of restructuring the Company's operations. The costs were comprised primarily of severance payments and other employee related costs associated with terminating the employment of approximately 75 people.

    The following represents a rollforward of the restructuring accrual which is included in accounts payable and accrued expenses in the accompanying financial statements:

Balance at September 30, 1998...............................   $1,080
Severance payments to employees.............................     (977)
Legal fees..................................................      (54)
Other.......................................................       (9)
Restructuring accrual recorded..............................      600
                                                               ------
Balance at September 30, 1999...............................   $  640
                                                               ======

NOTE K--INCOME TAXES:

    The provision (benefit) for income taxes consists of the following:

                                                                1997       1998       1999
                                                              --------   --------   --------
Current:
  U.S. Federal..............................................   $   --    $    --    $    --
  State.....................................................       38         33          8
  International.............................................    1,408        917        461
Deferred:
  U.S. Federal..............................................      927     (2,244)    (1,608)
  State.....................................................      367       (264)      (262)
  International.............................................      176       (807)      (324)
                                                               ------    -------    -------
Provision (benefit) for income taxes........................    2,916     (2,365)    (1,725)
Less: Deferred income taxes related to extraordinary
      losses................................................       --       (452)        --
     Deferred income taxes related to cumulative effect of
      change in accounting principle........................       --       (128)        --
                                                               ------    -------    -------
Provision (benefit) excluding income taxes related to
  extraordinary losses and cumulative effect of change in
  accounting principle......................................   $2,916    $(1,785)   $(1,725)
                                                               ======    =======    =======

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE K--INCOME TAXES: (CONTINUED)

    A reconciliation of income taxes computed at the U.S. Federal statutory tax rate to the provision for income tax is as follows:

                                                                1997       1998       1999
                                                              --------   --------   --------
Income tax expense at U.S. Federal statutory rate...........   $2,463    $(2,036)   $(1,485)
International taxes.........................................      287       (167)      (126)
State taxes.................................................      267       (240)      (131)
Foreign and general business tax credits....................       --         --         --
Other--primarily permanent differences......................     (101)        78         17
                                                               ------    -------    -------
                                                               $2,916    $(2,365)   $(1,725)
                                                               ======    =======    =======

    Deferred income taxes reflect the net tax effects of deductible temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income taxes, consist of the following:

                                                                1998       1999
                                                              --------   --------
Deferred tax asset
  Foreign tax credit carryover..............................  $  2,615   $  2,615
  Net operating loss carryover..............................     2,406      6,890
  Alternative minimum tax credit carryover..................       507        507
  Reserve for loss on sale of Irideon.......................     1,345         --
  Restructuring reserve.....................................       352         --
  Other tax asset items.....................................     1,861      1,849
Deferred tax liability
  Depreciation..............................................   (10,549)   (12,270)
  Other tax liability items.................................    (1,701)      (561)
                                                              --------   --------
Total.......................................................    (3,164)      (970)
Less: Valuation allowance...................................      (544)      (544)
                                                              --------   --------
Net deferred income taxes...................................  $ (3,708)  $ (1,514)
                                                              ========   ========

    For tax purposes, the Company has approximately $2,615 of foreign tax credits that expire in 2000 through 2002 and a net operating loss carryover of $19,686 that will expire in 2011 through 2019. In addition, approximately $507 of alternative minimum tax credits (which do not expire) are available to offset future regular tax liability. The benefit of this tax credit carryforward has been recognized for financial statement purposes as part of deferred taxes. In fiscal 1998 and 1999, there was a valuation allowance of $544 related to foreign tax credits.

    International income taxes relate to the Company's operations in England, Japan, Belgium, Sweden, Spain, France and Hong Kong, as well as to withholding taxes on revenue generated by the Company's foreign distributors.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE L--EMPLOYEE BENEFIT PLANS:

    The Company has a defined contribution 401(k) plan in which substantially all its U.S. employees can elect to be participants. Under the terms of the 401(k) plan, employees can defer up to 20% of their earnings up to the permitted maximum as defined by IRS regulations. The Company matches 50% of the employee's contribution up to 5% of the employee's earnings during the plan year. During the years ended September 30, 1997, 1998 and 1999, the Company's cost to match employee contributions was approximately $257, $274 and $310, respectively.

    Substantially all employees of the Company's London-based operations may elect to be participants in the Vari-Lite Europe Pension Plan. The plan is a defined contribution plan under which employees may contribute up to 3% of their base salaries. The Company makes contributions at a rate of 200% of the employee contributions, with additional contributions made for certain key employees. The Company incurred costs of $203, $231 and $208, representing matching contributions for the years ended September 30, 1997, 1998 and 1999, respectively.

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

    The Company adopted an employee stock equivalence plan ("ESEP") for the Company's non-U.S. subsidiaries, effective January 1, 1995, in which its employees are eligible to participate after completing one year of service, attaining age twenty-one and for London-based employees, participating in the VLEH Pension Plan. Each year the Company may make discretionary contributions of stock to the ESEP as determined by the Board of Directors or a committee thereof. Participants' interests in the ESEP are distributed in the form of cash upon normal retirement, disability, death or at a specific time after any other termination of employment.

    In 1997, the Company accrued $250 and subsequently in 1998 made a cash contribution to the Trustee who in turn purchased 68,000 shares on the open market. In 1998, the Company accrued $250 and subsequently in 1999 made a cash contribution to the Trustee who in turn purchased 91,000 shares on the open market. In 1999, the Company has accrued $250 for contribution to the ESOP and ESEP.

NOTE M--SEGMENT INFORMATION:

    In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operation segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Office ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE M--SEGMENT INFORMATION: (CONTINUED)

information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Pacific Rim, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company's operations for the fiscal years ended
September 30, 1997, 1998 and 1999 is presented below:

                                                         PACIFIC
                                         NORTH AMERICA     RIM       EUROPE    INTERCOMPANY    TOTAL
                                         -------------   --------   --------   ------------   --------
SEPTEMBER 30, 1997:
Net Revenues from unaffliliated
  customers............................     $48,525      $10,667    $31,466      $     --     $ 90,658
Intersegment sales.....................       8,593           --         --        (8,593)          --
                                            -------      -------    -------      --------     --------
  Total net revenues...................      57,118       10,667     31,466        (8,593)      90,658
Operating income.......................       6,638        2,350      1,983            --       10,971
Depreciation and amortization..........       9,158          138      2,367            --       11,663
Total segment assets...................      84,882        5,716     18,406       (12,300)      96,704

SEPTEMBER 30, 1998:
Net Revenues from unaffliliated
  customers............................     $47,953      $ 9,858    $30,565      $     --     $ 88,376
Intersegment sales.....................       6,039           --         --        (6,039)          --
                                            -------      -------    -------      --------     --------
  Total net revenues...................      53,992        9,858     30,565        (6,039)      88,376
Operating income (loss)................      (1,884)       1,384     (1,157)           --       (1,657)
Depreciation and amortization..........      10,506          157      2,915            --       13,578
Total segment assets...................      99,409        5,599     17,265        (7,646)     114,627

SEPTEMBER 30, 1999:
Net Revenues from unaffliliated
  customers............................     $47,598      $11,668    $32,266      $     --     $ 91,532
Intersegment sales.....................      20,065           --         --       (20,065)          --
                                            -------      -------    -------      --------     --------
Total net revenues.....................      67,663       11,668     32,266       (20,065)      91,532
Operating income (loss)................         680        1,306     (1,950)           --           36
Depreciation and amortization..........      12,421          139      2,806            --       15,366
Total segment assets...................      93,747        7,585     15,386        (9,018)     107,700

NOTE N--RELATED PARTY TRANSACTIONS:

    Certain directors provided consulting services to the Company and received fees totaling approximately $234, $241 and $241 for the years ended
September 30, 1997, 1998 and 1999, respectively.

    At September 30, 1998 and 1999, the Company had notes receivable from stockholders totaling $82 and $30, respectively, related to common stock purchases. The notes bear interest at 9.75% and are collateralized by 16,937 shares of common stock as of September 30, 1999.

    The Company received from certain stockholders of the Company $2,623, $2,303 and $51 in the years ended September 30, 1997, 1998 and 1999, respectively, for the rental of automated lighting products and other services.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE O--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

    The following summarizes the unaudited quarterly results of operations for the years ended September 30, 1997, 1998 and 1999:

                                                             YEAR ENDED SEPTEMBER 30, 1997
                                                    ------------------------------------------------
                                                    DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                                    -----------   --------   --------   ------------
Total Revenues....................................    $22,326     $22,384    $22,185       $23,763
Operating income..................................      2,424       2,265      2,954         3,328
Net income........................................        926         820      1,210         1,373
Net income per basic and diluted share............       0.16        0.14       0.21          0.23
Common stock price per share
  High............................................        N/A         N/A        N/A           N/A
  Low.............................................        N/A         N/A        N/A           N/A

                                                             YEAR ENDED SEPTEMBER 30, 1998
                                                    ------------------------------------------------
                                                    DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                                    -----------   --------   --------   ------------
Total Revenues....................................    $22,519     $19,227    $22,529       $24,101
Operating income (loss)...........................      2,808        (128)       662        (4,999)
Net income (loss).................................        326        (421)         0        (3,527)
Net income per basic and diluted share............       0.04       (0.05)      0.00         (0.46)
Common stock price per share
  High............................................     13.125      12.688     10.000         6.375
  Low.............................................     11.750      11.375      5.750         2.000

                                                             YEAR ENDED SEPTEMBER 30, 1999
                                                    ------------------------------------------------
                                                    DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                                    -----------   --------   --------   ------------
Total Revenues....................................    $25,248     $23,170    $20,066       $23,048
Operating income (loss)...........................      1,454         302       (699)       (1,021)
Net income (loss).................................        242        (409)    (1,100)       (1,376)
Net income per basic and diluted share............       0.03       (0.05)     (0.14)        (0.18)
Common stock price per share
  High............................................      4.750       4.250      2.813         2.125
  Low.............................................      2.000       2.625      2.000         0.875

    The Company early adopted SOP 98-5 and restated 1998 first quarter results to record a pre-tax charge of $282 as a cumulative effect of change in accounting principle.

    The operating loss for the quarter ended September 30, 1998, includes charges totaling $4,600 for the write-down of impaired
Irideon-Registered Trademark- assets to their net realizable value and employee termination costs associated with restructuring the Company's operations.

    The operating loss for the quarter ended September 30, 1999, includes charges totaling $600 for employee termination costs associated with restructuring the Company's operations.

SCHEDULE II

VARI-LITE INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
(in thousands of dollars)

                                                                  CHARGED TO    WRITE-OFFS
                                                      BEGINNING   COSTS AND    AND DISCOUNTS    ENDING
DESCRIPTION                                            BALANCE     EXPENSES       ALLOWED      BALANCE
-----------                                           ---------   ----------   -------------   --------
September 30, 1997
Allowances deducted from assets to which they apply
  Allowance for doubtful accounts...................    $348         $134           $(32)        $450
  Allowance for excess and obsolete inventory.......     386           23             --          409
September 30, 1998
Allowances deducted from assets to which they apply
  Allowance for doubtful accounts...................     450          641           (191)         900
  Allowance for excess and obsolete inventory.......     409           15             --          424
September 30, 1999
Allowances deducted from assets to which they apply
  Allowance for doubtful accounts...................     900          140           (320)         720
  Allowance for excess and obsolete inventory.......     424          200             --          624