Form 10-Q
period 1999-12-31
VARI LITE INTERNATIONAL INC
filed 2000-02-14
CIK 1033491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:
                       As of February 11, 2000, there
             were 7,800,003 shares of Common Stock outstanding.


                          VARI-LITE INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

PART I. - FINANCIAL INFORMATION                                                   Page

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets as of
         September 30, 1999 and December 31, 1999..............................     3

         Condensed Consolidated Statements of Income and Comprehensive
         Income for the three months ended December 31, 1998 and 1999..........     4

         Condensed Consolidated Statements of Cash Flows for
         the three months ended December 31, 1998 and 1999......................    5

         Notes to Condensed Consolidated Financial Statements...................    6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...............................................   11

Item 3. Quantitative and Qualitative Disclosures About Market Risk..............   15

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.......................................................   16

Item 6. Exhibits and Reports on Form 8-K........................................   16

SIGNATURES......................................................................   17



                                     VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      (UNAUDITED)

                                             (IN THOUSANDS EXCEPT SHARE DATA)

                                                        ASSETS
                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                          1999                1999
                                                                                         ------              ------

CURRENT ASSETS:
   Cash............................................................................    $  1,969            $  4,543
   Receivables, less allowance for doubtful accounts of $720 and $697..............      13,056              14,713
   Inventory.......................................................................       6,586               6,870
   Prepaid expense and other current assets........................................       1,715               1,350
                                                                                       --------            --------
      TOTAL CURRENT ASSETS.........................................................      23,326              27,476
EQUIPMENT AND OTHER PROPERTY:
   Lighting and sound equipment....................................................     135,220             134,314
   Machinery and tools.............................................................       6,044               5,937
   Furniture and fixtures..........................................................       5,009               5,600
   Office and computer equipment...................................................      11,060              10,583
   Work in progress and raw materials inventory....................................       3,040               1,623
                                                                                       --------            --------
                                                                                        160,373             158,057
      Less accumulated depreciation and amortization...............................      83,323              84,288
                                                                                       --------            --------
                                                                                         77,050              73,769
OTHER ASSETS.......................................................................       7,324               7,298
                                                                                       --------            --------
      TOTAL ASSETS.................................................................    $107,700            $108,543
                                                                                       ========            ========
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses...........................................    $ 11,855            $  9,997
   Unearned revenue................................................................       2,606               2,787
   Income taxes payable............................................................         440                 475
   Current portion of long-term obligations........................................       8,591               8,901
                                                                                       --------            --------
      TOTAL CURRENT LIABILITIES....................................................      23,492              22,160
LONG-TERM OBLIGATIONS..............................................................      39,459              40,481
DEFERRED INCOME TAXES..............................................................       1,514               1,749
                                                                                       --------            --------
      TOTAL LIABILITIES............................................................      64,465              64,390
COMMITMENTS AND CONTINGENCIES  (Note 10)
STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares
      outstanding).................................................................           -                   -
   Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares
      issued; 7,800,003 shares outstanding)........................................         785                 785
   Treasury Stock..................................................................        (186)               (186)
   Additional paid-in capital......................................................      25,026              25,026
   Stockholder notes receivable....................................................         (30)                (27)
   Stock purchase warrants.........................................................           -                   -
   Accumulated other comprehensive income -  foreign currency translation
        adjustment.................................................................         892                 535
   Retained earnings...............................................................      16,748              18,020
                                                                                       --------            --------
      TOTAL STOCKHOLDERS' EQUITY...................................................      43,235              44,153
                                                                                       --------            --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................    $107,700            $108,543
                                                                                       ========            ========



            See notes to condensed consolidated financial statements.
                                        3


                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                 1998             1999
                                                                                ------           ------

Rental revenues ...................................................         $   22,634         $   24,292
Product sales and services revenues ...............................              2,614              3,387
                                                                            ----------         ----------
   TOTAL REVENUES .................................................             25,248             27,679
Rental cost .......................................................             10,963             11,068
Product sales and services cost ...................................              1,882              2,174
                                                                            ----------         ----------
   TOTAL COST OF SALES ............................................             12,845             13,242
                                                                            ----------         ----------
   GROSS PROFIT ...................................................             12,403             14,437
Selling, general and administrative expense .......................              9,703              9,927
Research and development expense ..................................              1,246              1,195
                                                                            ----------         ----------
   TOTAL OPERATING EXPENSES .......................................             10,949             11,122
                                                                            ----------         ----------
OPERATING INCOME ..................................................              1,454              3,315
Interest expense (net) ............................................              1,041              1,213
                                                                            ----------         ----------
INCOME BEFORE INCOME TAX ..........................................                413              2,102
Income tax expense ................................................                171                830
                                                                            ----------         ----------
NET INCOME ........................................................                242              1,272
Other comprehensive loss - foreign currency translation adjustments               (177)              (357)
                                                                            ----------         ----------
COMPREHENSIVE INCOME ..............................................         $       65         $      915
                                                                            ==========         ==========

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING .............          7,800,003          7,800,003
                                                                            ==========         ==========

PER SHARE INFORMATION
BASIC AND DILUTED:
    Net income ....................................................         $     0.03         $     0.16

Dividends declared ................................................         $       --         $       --







            See notes to condensed consolidated financial statements.
                                        4


                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                        1998         1999
                                                                                       ------       ------

Cash flows from operating activities:
   Net income ...............................................................         $   242     $  1,272
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .........................................           3,859        3,576
      Amortization of note discount and deferred loan fees ..................              13           47
      Provision for doubtful accounts .......................................              17           15
      Deferred income taxes .................................................              (3)         235
      Gain on sale of Brilliant Stages assets and cancellation of land  lease            (599)          --
      (Gain) loss on sale of equipment ......................................              13         (821)
      Provisions for ESOP and ESEP contributions ............................              63           63
         Net change in assets and liabilities:
          Accounts receivable ...............................................          (1,139)      (1,672)
          Prepaid expenses ..................................................             (41)         365
          Inventory .........................................................            (490)        (284)
          Other assets ......................................................             658         (109)
          Accounts payable, accrued liabilities and income taxes  payable ...          (2,395)      (1,885)
          Unearned revenue ..................................................             106          181
                                                                                      -------     --------
          Net cash provided by operating activities .........................             304          983

Cash flows from investing activities:
   Capital expenditures, including rental equipment .........................          (2,904)      (1,120)
   Acquisition of European company ..........................................          (1,188)          --
   Proceeds from sale of Irideon and Brilliant Stages assets and
      cancellation of land lease ............................................           2,892           --
   Proceeds from sale of equipment ..........................................              --        1,522
                                                                                      -------     --------
          Net cash provided by (used in) investing activities ...............          (1,200)         402

Cash flows from financing activities:
   Proceeds from issuance of debt ...........................................           6,808       20,460
   Principal payments on debt ...............................................          (5,795)     (19,180)
   Principal payments on distributor advances ...............................            (125)          --
   Proceeds from payments on stockholder notes receivable ...................               5            3
                                                                                      -------     --------
          Net cash provided by financing activities .........................             893        1,283
Effect from foreign currency translation  adjustment ........................             121          (94)
                                                                                      -------     --------
Net increase during the period ..............................................             118        2,574
Cash, beginning of  period ..................................................           3,838        1,969
                                                                                      -------     --------
Cash, end of period .........................................................         $ 3,956     $  4,543
                                                                                      =======     ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest expense ...........................................         $ 1,099     $  1,019
   Cash paid for income taxes ...............................................         $ 1,133     $    473



              See notes to condensed consolidated financial statements.
                                        5

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

         In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three-month period ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2000.

         For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

2.  Inventory

         Inventory consists of the following:

                                                                      September 30,      December 31,
                                                                          1999               1999
                                                                         ------             ------
Raw materials..............................................              $5,854             $6,080
Work in progress...........................................                 587                704
Finished goods.............................................                 145                 86
                                                                         ------             ------
                                                                         $6,586             $6,870
                                                                         ======             ======

3.  Segment Reporting

         In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operation segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Office ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments:
North America, Europe and Pacific Rim, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company's operations for the three months ended December 31, 1998 and 1999 is presented below:


                                           NORTH AMERICA       PACIFIC     EUROPE     INTERCOMPANY        TOTAL
                                           -------------       RIM         ------     ------------        -----
                                                               ---

DECEMBER 31, 1998:
Net Revenue from unaffliliated
 customers ..............................        $11,391        $3,010    $10,847          $    --     $ 25,248
Intersegment sales ......................          4,587            --         --           (4,587)          --
                                                 -------        ------    -------          -------     --------
 Total net revenues .....................         15,978         3,010     10,847           (4,587)      25,248

Operating income (loss) .................            534           299        621               --        1,454
Depreciation and amortization ...........          2,980            30        862               --        3,872
    Total segment assets ................         94,154         6,411     20,482           (7,696)     113,351

DECEMBER 31, 1999:
Net Revenues from unaffliliated
 customers ..............................        $14,425        $4,245    $ 9,009          $    --     $ 27,679
Intersegment sales ......................          5,277            --         --           (5,277)          --
                                                 -------        ------    -------          -------     --------
   Total net revenues ...................         19,702         4,245      9,009           (5,277)      27,679
Operating income (loss) .................          2,535           895      1,857           (1,972)       3,315
Depreciation and amortization ...........          3,064            47        512               --        3,623
Total segment assets ....................         92,124         8,919     16,008           (8,508)     108,543


4.  Long-Term Debt and Extraordinary Loss

         On December 19, 1997, the Company entered into it's current credit facility (the "New Credit Facility") and canceled its existing credit facility. As of September 30, 1999, the commitment under the New Credit Facility, as amended on August 25, 1999, was $49,000. At December 31, 1999, the commitment under the New Credit Facility was $46,100. The commitment under the New Credit Facility decreases to $38,000 on April 30, 2000 and the loan matures on January 1, 2001.

         As of December 31, 1999, the Company had a principal payment of approximately $8,100 due in April 2000. The Company expects that it will be able to meet its obligation on April 30, 2000 through the use of funds from operations, the deferral of certain planned capital expenditures, debt financings and refinancings or asset dispositions. In the event that the Company does not meet

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


its obligation on April 30, 2000, the lenders will be entitled to pursue all rights available under the New Credit Facility.

         Subsequent to December 31, 1999, the Company was in violation of two technical covenants under the New Credit Facility. On January 11, 2000, the Company signed an amendment to the New Credit Facility that waived the violations, modified the covenants and eliminated the Company's ability to borrow foreign currencies and establish LIBOR borrowings under the New Credit Facility.

         Borrowings under the New Credit Facility were $44,458 at December 31, 1999 and bear interest at the lender's base rate plus a rate margin ranging from 1.00% to 3.50% (10.17% as of December 31, 1999) based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility) and are secured by substantially all of the assets owned by the Company's domestic subsidiaries and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock.

         At September 30, 1998, the Company had interest rate swap agreements with two of its primary lenders relating to a notional principal amount of $24,200, which effectively changed the Company's variable LIBOR interest rate exposure on a substantial portion of its U.S. dollar borrowings to a fixed weighted average interest rate of 7.79%. In August 1999, the Company terminated the interest rate swap agreements for $300 in cash which was recorded as a gain and was included in selling, general and administrative expense.

5.  Net Income Per Share

         Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect, if any, of stock options and warrants.

         For the three-month period ended December 31, 1999, earnings per share excludes 762,200 stock options and 296,057 warrants which are anti-dilutive. For the three-month period ended December 31, 1998, earnings per share excludes 605,900 stock options and 242,233 warrants which were anti-dilutive.

                   VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       (IN THOUSANDS EXCEPT PER SHARE DATA)


6. Accounting Standards Changes

         In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This standard, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than the first quarter of the Company's fiscal year 2001. The Company is currently analyzing the effect of this standard and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

7. Acquisitions

         In October 1998, the Company acquired the VARI*LITE-Registered Trademark- distribution rights and related assets of its French distributor for approximately $1,200 in cash, virtually all of which has been recorded as goodwill.

8. Dispositions

         During fiscal 1998, the Company made a strategic decision to dispose of its Irideon-Registered Trademark- architectural automated lighting product line. As a result of this decision, during 1998 the Irideon-Registered Trademark- assets were written down to their net realizable value in accordance with SFAS No. 121. On October 30, 1998, the Company sold substantially all of the Irideon-Registered Trademark- assets for its net book value, after writedown, of approximately $2,000.

         On December 31, 1998, the Company sold substantially all of the assets of Brilliant Stages, Ltd., one of the Company's European subsidiaries, for approximately $500, resulting in a gain of approximately $99.

9. Lease Cancellation

         In December 1995, the Company entered into an operating lease with an unaffiliated land developer. In December 1998, the lease was canceled as a result of the sale of the land by the developer, resulting in a gain to the Company of approximately $500.

10.Commitments, Contingencies and Legal Proceedings

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

                   VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       (IN THOUSANDS EXCEPT PER SHARE DATA)


         In August 1995, the Company brought suit asserting a number of claims of infringement of several of its patents by High End Systems, Inc. ("High End") in the Northern District of Texas seeking monetary damages and injunctive relief to prevent future patent infringement. In December, 1998, the court approved a negotiated settlement between the Company and High End, the specific terms of which are confidential, but included a cash settlement paid to the Company, a cross license of certain patents and authorization for High End to continue to sell all of the products that were subject to the suit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

      REVENUES. Total revenues increased 9.6%, or $2.5 million, to $27.7 million in the three-month period ended December 31, 1999, compared to $25.2 million in the three-month period ended December 31, 1998. The revenue increase was attributable primarily to the factors set forth below.

      Rental revenues increased 7.3%, or $1.7 million, to $24.3 million in the three-month period ended December 31, 1999, compared to $22.6 million in the three-month period ended December 31, 1998. This increase was primarily due to increased equipment rentals for worldwide millennium celebrations.

      Product sales and services revenues increased 29.6%, or $0.8 million, to $3.4 million in the three-month period ended December 31, 1999, compared to $2.6 million in the three-month period ended December 31, 1998. This increase was primarily due to revenue generated by the Company's design and production management services subsidiary and revenue generated from the sale of equipment to the Company's independent distributor in Australia. Offsetting these increases were decreases in revenues due to the sale of the Company's Irideon-Registered Trademark- automated product line in October 1998 and the Company's Brilliant Stages, Ltd. subsidiary ("Brilliant Stages") in December 1998.

      RENTAL COSTS. Rental costs increased 1.0%, or $0.1 million, to $11.1 million in the three-month period ended December 31, 1999, compared to $11.0 million in the three-month period ended December 31, 1998. Rental costs as a percentage of rental revenues decreased to 45.6% in the three-month period ended December 31, 1999, from 48.4% in the three-month period ended December 31, 1998. The decrease in rental costs as a percentage of total rental revenues was primarily due to an overall increase in utilization and pricing due to higher demand as a result of millennium events.

      PRODUCT SALES AND SERVICES COSTS. Product sales and services costs increased 15.5%, or $0.2 million, to $2.1 million in the three-month period ended December 31, 1999, compared to $1.9 million in the three-month period ended December 31, 1998. Product sales and services costs as a percentage of product sales and services revenues decreased to 64.2% in the three-month period ended December 31, 1999, from 72.0% in the three-month period ended December 31, 1998. The decrease in product sales and services costs as a percentage of the related revenues was primarily due to the the sale of the Company's Irideon-Registered Trademark- automated product line and Brilliant Stages.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 2.3%, or $0.2 million, to $9.9 million in the three-month period ended

December 31, 1999, compared to $9.7 million in the three-month period ended December 31, 1998. However, this expense as a percentage of total revenues decreased to 35.9% in the three-month period ended December 31, 1999, from 38.4% in the three-month period ended December 31, 1998 as a result of a greater increase in revenues than in this expense.

      RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense in the three-month period ended December 31, 1999 was approximately the same as in the three-month period ended December 31, 1998. However, this expense as a percentage of total revenues decreased to 4.3% in the three-month period ended December 31, 1999, from 4.9% in the three-month period ended December 31, 1998.

      INTEREST EXPENSE. Interest expense increased 16.5%, or $0.2 million, to $1.2 million in the three-month period ended December 31, 1999, compared to $1.0 million in the three-month period ended December 31, 1998. This increase was due to higher interest rates in the period ended December 31, 1999.

      INCOME TAXES. The effective tax rate in the three-month periods ended December 31, 1999 and 1998 were 39.5% and 41.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of $0.3 million and $1.0 million for the three-month periods ended December 31, 1998 and 1999, respectively.

         On December 19, 1997, the Company entered into the New Credit
Facility and canceled its existing credit facility. As of September 30, 1999, the commitment under the New Credit Facility, as amended on August 25, 1999, was $49.0 million. At December 31, 1999, the commitment under the New Credit Facility was $46.1 million. The commitment under the New Credit Facility decreases to $38.0 million on April 30, 2000 and the loan matures on January 1, 2001.

         As of December 31, 1999, the Company had a principal payment of approximately $8.1 million due in April 2000. The Company expects that it will be able to meet its obligation on April 30, 2000 through the use of funds from operations, the deferral of certain planned capital expenditures, debt financings and refinancings or asset dispositions. In the event that the Company does not meet its obligation on April 30, 2000, the lenders will be entitled to pursue all rights available under the New Credit Facility.

         Subsequent to December 31, 1999, the Company was in violation of two technical covenants under the New Credit Facility. On January 11, 2000, the Company signed an amendment to the New Credit Facility that waived the violations, modified the covenants and eliminated the Company's ability to borrow foreign currencies and establish LIBOR borrowings under the New Credit Facility.

         Borrowings under the New Credit Facility were $44.5 million at December 31, 1999 and bear interest at the lender's base rate plus a rate margin ranging from 1.00% to 3.50% (10.17% as of December 31, 1999) based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility) and are secured by substantially all of the assets owned by the Company's domestic subsidiaries and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock.

         At September 30, 1998, the Company had interest rate swap agreements with two of its primary lenders relating to a notional principal amount of $24.2 million, which effectively changed the Company's variable LIBOR interest rate exposure on a substantial portion of its U.S. dollar borrowings to a fixed weighted average interest rate of 7.79%. In August 1999, the Company terminated the interest rate swap agreements for $0.3 million in cash which was recorded as a gain and was included in selling, general and administrative expense.

         The Company's business requires significant capital expenditures. Capital expenditures for the three months ended December 31, 1998 and 1999 were approximately $2.9 million and $1.1 million, respectively, of which approximately $2.8 million and $0.9 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting and concert sound systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

         The Company had a working capital surplus of $8.6 million and $5.3 million at December 31, 1998 and 1999, respectively. The Company has historically maintained working capital deficits since the bulk of its revenue generating assets are classified as long-term assets rather than current assets. The working capital surplus in 1998 and 1999 was primarily the result of receivables and cash generated during the quarter ended December 31, 1998 and 1999. The Company anticipates a working capital deficit during the remainder of fiscal 2000 due to the scheduled maturity of the New Credit Facility on January 1, 2001.

         Management believes that cash flow generated from operations and borrowing capacity under the New Credit Facility will not be sufficient to meet the scheduled commitment reductions under the New Credit Facility, the anticipated operating cash needs and capital expenditures for the next twelve months. Additionally, the New Credit Facility has a maturity date of January 1, 2001 at which time the entire amounts outstanding under the New Credit Facility will become due. The Company is currently in discussions with several banks regarding the refinancing of the New Credit Facility. The Company's management believes that they will obtain adequate cash from operations, cost reductions, deferral of capital expenditures, asset sales, other financing sources and either proceeds from a new credit agreement or an amendment to the New Credit Facility to meet the Company's needs for the next twelve months and for the maturity of the New Credit Facility. Because the Company's future operating results will depend on a number of factors, including the demand for the Company's products and services, the success of the Company in marketing, selling and supporting products sold, the level of competition, the success of the Company's research and development programs, the ability to achieve competitive and technological advances and general and economic conditions and other factors beyond the Company's control, there can be no assurance that sufficient capital resources will be available to fund the expected expansion of its business beyond such period or to meet the commitment reductions under the New Credit Facility.

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


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" as that phrase is defined in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "anticipate," "believe," "estimate,"

"expect," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the
Company: fluctuations in operating results and seasonality; ability to introduce new products; the success of the Company in marketing, selling and supporting products sold; technological changes; reliance on intellectual property; dependence on the entertainment industry; competition; dependence on management; foreign exchange risks; international trade risks; dependence on key suppliers and dependence on manufacturing facility. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not feel that the market risks for the quarter ended December 31, 1999 substantially changed from those risks outline for the year ended September 30, 1999 in the Company's Form 10-K.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         In December 1998, the Company brought a similar suit against Martin in the Eastern District of Texas. In July 1999, the court entered a preliminary injunction which prohibits Martin from making, using, leasing or offering for sale or lease in the United States, or importing into the United States, certain Martin products. Martin was subsequently denied a stay of execution pending appeal and is pursuing an appeal to the injunction. The Company will continue with the suit, which is expected to go to trial in late 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  27.1        Financial Data Schedule

         (b) No reports on Form 8-K were filed for the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VARI-LITE INTERNATIONAL, INC.

Date:  February 11, 2000                By:   /s/ JEROME L. TROJAN III
      --------------------                 ------------------------------
                                             Jerome L. Trojan III
                                             Vice President - Finance,
                                             Chief Financial Officer, Treasurer
                                             and Secretary (Principal Financial
                                             and Accounting Officer)