Form 10-Q
period 2000-03-31
VARI LITE INTERNATIONAL INC
filed 2000-05-15
CIK 1033491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER: 0-23159

                          Vari-Lite International, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       75-2239444
            --------                                       ----------
 (State or other jurisdiction of                       ( I.R.S. Employer
 incorporation or organization)                        Identification No.)

              201 Regal Row, Dallas, Texas                75247
              ----------------------------                -----
          (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number including area code: (214) 630-1963
                                                           --------------
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

        Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of May 10, 2000, there were 7,800,003 shares of Common Stock outstanding.

                          VARI-LITE INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


PART I. - FINANCIAL INFORMATION                                              Page
Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets as of
         September 30, 1999 and March 31, 2000.............................   3

         Condensed Consolidated Statements of Income and Comprehensive
         Income for the three months ended March 31, 1999 and 2000.........   4

         Condensed Consolidated Statements of Income and Comprehensive
         Income for the six months ended March 31, 1999 and 2000...........   5

         Condensed Consolidated Statements of Cash Flows for
         the six months ended March 31, 1999 and 2000......................   6

         Notes to Condensed Consolidated Financial Statements..............   7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  18

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings..................................................  19

Item 4. Submission of Matters to a Vote of Security Holders................  19

Item 6. Exhibits and Reports on Form 8-K...................................  20

SIGNATURES.................................................................  21


                      VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                      (UNAUDITED)

                            (IN THOUSANDS EXCEPT SHARE DATA)


                                            ASSETS
                                                                                      SEPTEMBER 30,        MARCH 31,
                                                                                            1999               2000
                                                                                      -----------      -------------
CURRENT ASSETS:
   Cash............................................................................   $     1,969      $       4,756
   Receivables, less allowance for doubtful accounts of $720 and $738..............        13,056             11,397
   Inventory.......................................................................         6,586              7,910
   Prepaid expense and other current assets........................................         1,715              1,718
                                                                                      -----------      -------------
      TOTAL CURRENT ASSETS.........................................................        23,326             25,781
EQUIPMENT AND OTHER PROPERTY:
   Lighting and sound equipment....................................................       135,220            133,247
   Machinery and tools.............................................................         6,044              5,841
   Furniture and fixtures..........................................................         5,009              5,595
   Office and computer equipment...................................................        11,060             10,340
   Work in progress and raw materials inventory....................................         3,040              1,758
                                                                                      -----------      -------------
                                                                                          160,373            156,781
      Less accumulated depreciation and amortization...............................        83,323             85,588
                                                                                      -----------      -------------
                                                                                           77,050             71,193
OTHER ASSETS.......................................................................         7,324              7,068
                                                                                      -----------      -------------
      TOTAL ASSETS.................................................................   $   107,700      $     104,042
                                                                                      ===========      ==============
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses...........................................   $    11,855      $      10,003
   Unearned revenue................................................................         2,606              2,299
   Income taxes payable............................................................           440                 43
   Current portion of long-term obligations........................................         8,591             45,691
                                                                                      -----------      -------------
      TOTAL CURRENT LIABILITIES....................................................        23,492             58,036
LONG-TERM OBLIGATIONS..............................................................        39,459              1,969
DEFERRED INCOME TAXES..............................................................         1,514              1,265
                                                                                      -----------      -------------
      TOTAL LIABILITIES............................................................        64,465             61,270
COMMITMENTS AND CONTINGENCIES  (Note 10)
STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares
      outstanding).................................................................             -                 -
   Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares
      issued; 7,800,003 shares outstanding)........................................           785                785
   Treasury Stock..................................................................          (186)              (186)
   Additional paid-in capital......................................................        25,026             25,026
   Stockholder notes receivable....................................................           (30)               (24)
   Stock purchase warrants.........................................................             -                  -
   Accumulated other comprehensive income -  foreign currency translation
        adjustment.................................................................           892                392
   Retained earnings...............................................................        16,748             16,779
                                                                                      -----------      -------------
      TOTAL STOCKHOLDERS' EQUITY...................................................        43,235             42,772
                                                                                      -----------      -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................   $   107,700      $      104,042
                                                                                      ===========      ==============




            See notes to condensed consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                                   (UNAUDITED)

                           (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                  1999                 2000
                                                                                  ----                 ----
Rental revenues ...................................................          $    20,881           $    17,630
Product sales and services revenues ...............................                2,289                 3,089
                                                                             -----------           -----------
   TOTAL REVENUES .................................................               23,170                20,719
Rental cost........................................................               11,003                 8,735
Product sales and services cost ...................................                1,769                 1,748
                                                                             -----------           -----------
   TOTAL COST OF SALES ............................................               12,772                10,483
                                                                             -----------           -----------
   GROSS PROFIT ...................................................               10,398                10,236
Selling, general and administrative expense........................                8,860                 9,802
Research and development expense ..................................                1,236                 1,272
                                                                             -----------           -----------
   TOTAL OPERATING EXPENSES .......................................               10,096                11,074
                                                                             -----------           -----------
OPERATING INCOME  (LOSS) ..........................................                  302                  (838)
Interest expense (net) ............................................                  991                 1,213
                                                                             -----------           -----------
LOSS BEFORE INCOME TAX ............................................                 (689)               (2,051)
Income tax benefit ................................................                 (280)                 (810)
                                                                             -----------           -----------
NET LOSS .........................................................                  (409)               (1,241)
Other comprehensive loss - foreign currency translation adjustments                  (52)                 (143)
                                                                             -----------           -----------
COMPREHENSIVE LOSS ................................................                 (461)          $    (1,384)
                                                                             ===========           ===========
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING .............            7,800,003             7,800,003
                                                                             ===========           ===========
PER SHARE INFORMATION
BASIC AND DILUTED:
    Net loss.......................................................          $     (0.05)              $(0 16)
Dividends declared.................................................          $      --             $      --



            See notes to condensed consolidated financial statements.
                                        4

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                  1999                 2000
                                                                                  ----                 ----
Rental revenues ...................................................          $    43,515           $    41,922
Product sales and services revenues ...............................                4,903                 6,476
                                                                             -----------           -----------
   TOTAL REVENUES .................................................               48,418                48,398
Rental cost .......................................................               21,966                19,803
Product sales and services cost ...................................                3,651                 3,922
                                                                             -----------           -----------
   TOTAL COST OF SALES ............................................               25,617                23,725
                                                                             -----------           -----------
   GROSS PROFIT ...................................................               22,801                24,673
Selling, general and administrative  expense ......................               18,563                19,729
Research and development expense ..................................                2,482                 2,467
                                                                             -----------           -----------
   TOTAL OPERATING EXPENSES .......................................               21,045                22,196
                                                                             -----------           -----------
OPERATING  INCOME .................................................                1,756                 2,477
Interest expense (net) ............................................                2,032                 2,426
                                                                             -----------           -----------
INCOME (LOSS) BEFORE INCOME  TAX ..................................                 (276)                   51
Income tax expense (benefit) ......................................                 (109)                   20
                                                                             -----------           -----------
NET INCOME (LOSS) .................................................                 (167)                   31
Other comprehensive loss - foreign currency translation adjustments                 (229)                 (500)
                                                                             -----------           -----------
COMPREHENSIVE LOSS ................................................          $      (396)          $      (469)
                                                                             ===========           ===========
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING .........................            7,800,003             7,800,003
                                                                             ===========           ===========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING .......................            7,800,003             7,833,682
                                                                             ===========           ===========
PER SHARE INFORMATION
BASIC AND DILUTED:
    Net income (loss) .............................................          $     (0.02)          $      0.00
Dividends declared ................................................          $      --             $      --



            See notes to condensed consolidated financial statements.
                                        5

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                             1999              2000
                                                                                             ----              ----
Cash flows from operating activities:
   Net income (loss) ...........................................................          $   (167)          $     31
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ............................................             7,882              7,080
      Amortization of note discount and deferred loan
        fees ...................................................................                57                 94
      Provision for doubtful accounts ..........................................                32                 30
      Deferred income taxes ....................................................              (277)              (249)
      Gain on sale of Brilliant Stages assets and cancellation of land  lease                 (599)              --
      Gain on sale of equipment ................................................              (138)              (583)
      Provisions for ESOP and ESEP contributions ...............................               125                125
       Net change in assets and liabilities:
        Accounts receivable ....................................................            (1,157)             1,629
        Prepaid expenses .......................................................              (693)                (3)
        Inventory ..............................................................            (1,657)            (1,324)
        Other assets ...........................................................               808                 (1)
        Accounts payable, accrued liabilities and income taxes  payable ........            (2,008)            (2,374)
        Unearned revenue .......................................................              (341)              (307)
                                                                                          --------           --------
        Net cash provided by operating activities ..............................             1,867              4,148
Cash flows from investing activities:
   Capital expenditures, including rental equipment.............................            (5,660)            (2,341)
   Acquisition of European company .............................................            (1,191)              --
   Proceeds from sale of Irideon and Brilliant Stages assets and
      cancellation of land lease ...............................................             2,892               --
   Proceeds from sale of equipment .............................................               268              1,528
                                                                                          --------           --------
        Net cash used in investing activities...................................            (3,691)              (813)
Cash flows from financing activities:
   Proceeds from issuance of debt ..............................................            16,835             22,809
   Principal payments on debt ..................................................           (15,908)           (23,215)
   Principal payments on distributor advances ..................................              (172)               (51)
   Proceeds from payments on stockholder notes receivable ......................                26                  6
                                                                                          --------           --------
        Net cash provided by (used in) financing activities ....................               781               (451)
Effect from foreign currency translation adjustment ............................               380                (97)
                                                                                          --------           --------
Net increase (decrease) during the period ......................................              (663)             2,787
Cash, beginning of period ......................................................             3,838              1,969
                                                                                          --------           --------
Cash, end of  period ...........................................................          $  3,175           $  4,756
                                                                                          ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest expense ..............................................          $  1,730           $  2,336
   Cash paid for income taxes ..................................................          $  1,213           $    583



            See notes to condensed consolidated financial statements.
                                        6

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

         In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three-month and six-month periods ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2000.

         For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

2.       Inventory

         Inventory consists of the following:


                                                                           September 30,       March 31,
                                                                                1999             2000
                                                                                ----             ----
Raw materials .........................................................          $5,854          $7,360
Work in progress ......................................................             587             415
Finished goods ........................................................             145             135
                                                                                 ------          ------
                                                                                 $6,586          $7,910
                                                                                 ======          ======


3.       Segment Reporting

         In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Office ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments:
North America, Europe and Pacific Rim, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company's operations for the three and six months ended March 31, 1999 and 2000 is presented below:


                                                                           THREE MONTHS ENDED
                                             ---------------------------------------------------------------------------
                                                                PACIFIC
                                             NORTH AMERICA         RIM          EUROPE       INTERCOMPANY        TOTAL
                                             -------------    ---------       ---------      ------------     ---------
MARCH 31, 1999:
Net Revenues from unaffliliated customers      $  13,999      $   2,717       $   6,454       $    --         $  23,170
Intersegment sales ......................          5,156           --              --            (5,156)           --
                                               ---------      ---------       ---------       ---------       ---------
  Total net revenues ....................         19,155          2,717           6,454          (5,156)         23,170
Operating income (loss) .................          2,278             16            (451)         (1,541)            302
Depreciation and amortization ...........          3,166             32             870            --             4,068
Total segment assets ....................         95,429          6,242          17,055          (6,701)        112,025

MARCH 31, 2000:
Net Revenues from unaffliliated customers      $  12,834      $   1,563       $   6,322       $    --         $  20,719
Intersegment sales ......................          5,656           --              --            (5,656)           --
                                               ---------      ---------       ---------       ---------       ---------
  Total net revenues ....................         18,490          1,563           6,322          (5,656)         20,719
Operating income (loss) .................          1,487           (937)            569          (1,957)           (838)
Depreciation and amortization ...........          3,075             45             432            --             3,552
Total segment assets ....................         90,689          7,555          14,836          (9,038)        104,042



                                                                          SIX MONTHS ENDED
                                            ---------------------------------------------------------------------
                                                              PACIFIC
                                            NORTH AMERICA       RIM           EUROPE    INTERCOMPANY       TOTAL
                                            -------------    --------       --------    ------------     --------
MARCH 31, 1999:
Net Revenues from unaffliliated customers      $ 25,390      $  5,727       $ 17,301      $   --         $ 48,418
Intersegment sales ......................         9,743          --             --          (9,743)          --
                                            -------------    --------       --------    ------------     --------
  Total net revenues ....................        35,133         5,727         17,301        (9,743)        48,418
Operating income ........................         3,684           358            879        (3,165)         1,756
Depreciation and amortization ...........         6,146            62          1,731          --            7,939
Total segment assets ....................        95,429         6,242         17,055        (6,701)       112,025

MARCH 31, 2000:
Net Revenues from unaffliliated customers      $ 27,259      $  5,808       $ 15,331      $   --         $ 48,398
Intersegment sales ......................        10,933          --             --         (10,933)          --
                                            -------------    --------       --------    ------------     --------
  Total net revenues ....................        38,192         5,808         15,331       (10,933)        48,398
Operating income (loss) .................         4,022           (42)         2,426        (3,929)         2,477
Depreciation and amortization ...........         6,138            92            944          --            7,174
Total segment assets ....................        90,689         7,555         14,836        (9,038)       104,042


4.       Long-Term Debt

         On December 19, 1997, the Company entered into its current credit facility (the "New Credit Facility") and canceled its existing credit facility. As of September 30, 1999, the commitment under the New Credit Facility, as amended on August 25, 1999, was $49,000. At March 31, 2000, the commitment under the New Credit Facility was $45,940.

         Borrowings under the New Credit Facility were $43,427 at March 31, 2000 and bear interest at the lender's base rate plus a margin ranging from 1.00% to 3.50% (10.25% as of March 31, 2000) based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility) and are secured by substantially all of the assets owned by the Company and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock.

         The commitment under the New Credit Facility decreased to $38,000 on April 30, 2000 and all borrowings under the New Credit Facility are due and payable on January 1, 2001. The Company met its obligation on April 30, 2000 through funds from operations, third party asset financing and the sale of automated rental assets. There can be no assurance that the Company will be able to make the final payment of $38,000 on or before January 1, 2001. If the Company does not pay the remaining balance of the debt by January 1, 2001, the lenders will be entitled to pursue all rights available under the New Credit Facility.

         At September 30, 1998, the Company had interest rate swap agreements with two of its primary lenders relating to a notional principal amount of $24,200, which effectively changed the Company's variable LIBOR interest rate exposure on a substantial portion of its U.S. dollar borrowings to a fixed weighted average interest rate of 7.79%. In August 1999, the Company terminated the interest rate swap agreements for $300 in cash, which was recorded as a gain and was included in selling, general and administrative expense.

5. Net Income Per Share

         Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect, if any, of stock options and warrants.

         The following is a reconciliation of shares used in calculating diluted income per share for the three-month and six-month periods ended March 31, 1999 and 2000:


                                                        Three Months ended                 Six Months ended
                                                             March 31,                        March 31,
                                                   ------------------------------    -----------------------------
                                                       1999            2000              1999           2000
                                                       ----            ----              ----           ----
Weighted average shares outstanding...             7,800,003      7,800,003          7,800,003     7,800,003

Dilutive effect of stock options and warrants
   after application of treasury stock
   method..............................               -              -                 -              33,679
                                                   ---------      ---------          ---------     ---------
Shares used in calculating diluted income per
   share..........................                 7,800,003      7,800,003          7,800,003     7,833,682
                                                   =========      =========          =========     =========

         For the three-month period ended March 31, 2000, earnings per share excludes 762,200 stock options and 296,057 warrants which were anti-dilutive. For the three-month and six-month periods ended March 31, 1999, earnings per share excludes 600,300 stock options and 242,233 warrants which were anti-dilutive. In addition, for the six month period ended March 31, 2000, 296,057 warrants were excluded as anti-dilutive.

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

10.      Commitments, Contingencies and Legal Proceedings

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

         In November 1999, four automated lighting manufacturers, Coemar S.p.A., Clay Paky S.p.A., SGM Elettronica, s.r.l. and Studio Due s.r.l., each filed suit against the Company in the Southern District of New York. Each of the lawsuits seeks declaration from the court that one of the Company's patents, which was the subject of the litigation with High End and Martin, is invalid, unenforceable and/or not infringed by each of the lighting manufacturers. The Company has filed motions to dismiss these lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUES. Total revenues decreased 10.6%, or $2.5 million, to $20.7 million in the three-month period ended March 31, 2000, compared to $23.2 million in the three-month period ended March 31, 1999. The revenue decrease was attributable primarily to the factors set forth below.

         Rental revenues decreased 15.6%, or $3.3 million, to $17.6 million in the three-month period ended March 31, 2000, compared to $20.9 million in the three-month period ended March 31, 1999. This decrease was primarily due to a decrease in the Company's Asian lighting rental operations and a substantial decrease in sales-type leases in the three-month period ended March 31, 2000. The decrease in sales-type lease revenues is a result of significant leases in the prior year quarter to a large theatrical production and to the Company's North American dealers that converted from a monthly rental arrangement to a paid-up long-term lease program.

         Product sales and services revenues increased 35.0%, or $0.8 million, to $3.1 million in the three-month period ended March 31, 2000, compared to $2.3 million in the three-month period ended March 31, 1999. This increase was primarily due to the sale of automated lighting equipment to an independent distributor and to a large theatrical production.

         RENTAL COST. Rental cost decreased 20.6%, or $2.3 million, to $8.7 million in the three-month period ended March 31, 2000, compared to $11.0 million in the three-month period ended March 31, 1999. Rental cost as a percentage of rental revenues decreased to 49.5% in the three-month period ended March 31, 2000, from 52.7% in the three-month period ended March 31, 1999. The decrease in rental cost as a percentage of total rental revenues was primarily due to improvement in rental prices and general reductions in variable operating costs.

         PRODUCT SALES AND SERVICES COST. Product sales and services cost was approximately the same in the three-month period ended March 31, 2000 as in the three-month period ended March 31, 1999. Product sales and services cost as a percentage of product sales and services revenues decreased to 56.6% in the three-month period ended March 31, 2000, from 77.3% in the three-month period ended March 31, 1999. The decrease was primarily due to the lower costs associated with the sale of automated lighting equipment which represented a higher portion of the product sales and service revenues during the three-month period ended March 31, 2000 compared to March 31, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 10.6%, or $0.9 million, to $9.8 million in the three-month period ended March 31, 2000, compared to $8.9 million in the three-month period ended March 31, 1999. This expense as a percentage of total revenues increased to 47.3% in the three-month period ended March 31, 2000, from 38.2% in the three-month period ended March 31, 1999 primarily due to additional sales and marketing expenses associated with the introduction of the Company's new products that will be sold beginning in May 2000.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense in the three-month period ended March 31, 2000 was unchanged compared to the three-month period ended March

31, 1999. However, this expense as a percentage of total revenues increased to 6.1% in the three-month period ended March 31, 2000, from 5.3% in the three-month period ended March 31, 1999.

         INTEREST EXPENSE. Interest expense increased 22.4%, or $0.2 million, to $1.2 million in the three-month period ended March 31, 2000, compared to $1.0 million in the three-month period ended March 31, 1999. This increase was due to higher interest rates in the period ended March 31, 2000.

         INCOME TAXES. The effective tax rate in the three-month periods ended March 31, 2000 and 1999 were 39.5% and 40.6%, respectively.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

         REVENUES. Total revenues in the six-month period ended March 31, 2000 were approximately the same as the total revenues in the six-month period ended March 31, 1999. The components of revenue are set forth below.

         Rental revenues decreased 3.7%, or $1.6 million, to $41.9 million in the six-month period ended March 31, 2000, compared to $43.5 million in the six-month period ended March 31, 1999. This decrease was primarily due to substantial revenue from sales-type leases in the six-month period ended March 31, 1999 which did not occur in the six-month period ended March 31, 2000.

         Product sales and services revenues increased 32.1%, or $1.6 million, to $6.5 million in the six-month period ended March 31, 2000, compared to $4.9 million in the six-month period ended March 31, 1999. This increase was primarily due to increased revenue generated by the Company's design and production management services subsidiary and revenue generated from the sale of automated lighting equipment to certain of the Company's independent distributors and to a large theatrical production. Offsetting these increases were decreases in revenues due to the sale of the Company's Irideon-Registered Trademark- automated product line in October 1998 and the Company's Brilliant Stages, Ltd. subsidiary ("Brilliant Stages") in December 1998.

         RENTAL COST. Rental cost decreased 9.9%, or $2.2 million, to $19.8 million in the six-month period ended March 31, 2000, compared to $22.0 million in the six-month period ended March 31, 1999. Rental cost as a percentage of rental revenues decreased to 47.2% in the six-month period ended March 31, 2000, from 50.5% in the six-month period ended March 31, 1999, primarily due to improvement in rental prices and general reductions in variable operating costs.

        PRODUCT SALES AND SERVICES COST. Product sales and services cost increased 7.4%, or $0.2 million, to $3.9 million in the six-month period ended March 31, 2000, compared to $3.7 million in the six-month period ended March 31, 1999. Product sales and services cost as a percentage of product sales and services revenues decreased to 60.6% in the six-month period ended March 31, 2000, from 74.5% in the six-month period ended March 31, 1999. This decrease was primarily due to the sale of the Company's Irideon-Registered Trademark-automated product line and Brilliant Stages and the lower costs associated with the sale of automated lighting equipment which represented a higher portion of the product sales and service revenues during the six-month period ended March 31, 2000 compared to March 31, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 6.3%, or $1.1 million, to $19.7 million in the six-month period ended March 31, 2000, compared to $18.6 million in the six-month period ended March 31, 1999. This increase was primarily due to additional sales and marketing expenses associated with the introduction of the Company's new products that will be sold beginning in May 2000, partially offset by a gain on the cancellation of a land lease during the six-month period ended March 31, 1999. This expense as a percentage of total revenues increased to 40.8% in the six-month period ended March 31, 2000, from 38.3% in the six-month period ended March 31, 1999.

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense in the six-month period ended March 31, 2000 was approximately the same as in the six-month period ended March 31, 1999. This expense as a percentage of total revenues for the six-month periods ended March 31, 2000 and 1999 was 5.1%.

        INTEREST EXPENSE. Interest expense increased 19.4%, or $0.4 million, to $2.4 million in the six-month period ended March 31, 2000, compared to $2.0 million in the six-month period ended March 31, 1999. This increase was due to higher interest rates in the period ended March 31, 2000.

        INCOME TAXES. The effective tax rate in the six-month periods ended March 31, 2000 and 1999 were 39.2% and 39.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of $1.9 million and $4.1 million for the six-month periods ended March 31, 1999 and 2000, respectively.

         As of September 30, 1999, the commitment under the New Credit Facility, as amended on August 25, 1999, was $49.0 million. At March 31, 2000, the commitment under the New Credit Facility was $45.9 million.

         Borrowings under the New Credit Facility were $43.4 million at March 31, 2000 and bear interest at the lender's base rate plus a margin ranging from 1.00% to 3.50% (10.25% as of March 31, 2000) based upon the Company's ratio of Adjusted Funded Debt to EBITDA and are secured by substantially all of the assets owned by the Company and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock.

         The commitment under the New Credit Facility decreased to $38.0 million on April 30, 2000 and all borrowings under the New Credit Facility are due and payable on January 1, 2001. The Company met its obligation on April 30, 2000 through funds from operations, third party asset financing and the sale of automated rental assets. There can be no assurance that the Company will be able to make the final payment of $38.0 million on or before January 1, 2001. If the Company does not pay the remaining balance of the debt by January 1, 2001, the lenders will be entitled to pursue all rights available under the New Credit Facility.

         At September 30, 1998, the Company had interest rate swap agreements with two of its primary lenders relating to a notional principal amount of $24.2 million, which effectively changed the Company's variable LIBOR interest rate exposure on a substantial portion of its U.S. dollar borrowings to a fixed weighted average interest rate of 7.79%. In August 1999, the Company terminated the interest rate swap agreements for $0.3 million in cash, which was recorded as a gain and was included in selling, general and administrative expense.

         The Company's business requires significant capital expenditures. Capital expenditures for the six months ended March 31, 2000 and 1999 were approximately $2.3 million and $5.7 million, respectively, of which approximately $1.6 million and $5.5 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting and concert sound systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

         The Company had a working capital surplus of $9.4 million at March 31, 1999 and a working capital deficit of $32.3 million at March 31, 2000. The Company has historically maintained working capital deficits since the bulk of its revenue generating assets are classified as long-term assets rather than current assets. The Company anticipates a working capital deficit during the remainder of fiscal 2000 due to the scheduled maturity of the New Credit Facility on January 1, 2001, which was recorded as current debt as of March 31, 2000.

         The Company's future operating results will depend on a number of factors, including the demand for the Company's products and services, the success of the Company in marketing, selling and supporting products sold, the level of competition, the success of the Company's research and development programs, the ability to achieve competitive and technological advances and general and economic conditions and other factors beyond the Company's control. Management believes that cash flow generated from operations will not be sufficient to pay the outstanding balance under the New Credit Facility and fund the Company's anticipated cash needs for operations and capital expenditures for the next twelve months. The Company is currently in discussions with several banks regarding refinancing the New Credit Facility. If the Company is unable to reach an agreement with a new financing source, the Company will be forced to negotiate an extension of the maturity date of the New Credit Facility. There can be no assurance that the Company will be able to either obtain new financing or extend the maturity date of the New Credit Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not feel that the market risks for the three-month and six-month periods ended March 31, 2000 substantially changed from those risks outline for the year ended September 30, 1999 in the Company's Form 10-K.

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

         In November 1999, four automated lighting manufacturers, Coemar S.p.A., Clay Paky S.p.A., SGM Elettronica, s.r.l. and Studio Due s.r.l., each filed suit against the Company in the Southern District of New York. Each of the lawsuits seeks declaration from the court that one of the Company's patents, the subject of the litigation with High End and Martin, is invalid, unenforceable and/or not infringed by each of the lighting manufacturers. The Company has filed motions to dismiss these lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 10, 2000, the Annual Meeting of Stockholders was held in Dallas, Texas. The stockholders were asked to elect two Class III directors to serve until 2003. The vote was as follows:


                                                                     Against or
                                                       For            Withheld      Abstentions
                                                       ---            --------      -----------
                  H. R. Brutsche' III               6,951,239          37,544              -
                  J. Anthony Smith                  6,843,937         144,846               -


         Messrs. Maxson, Clark, Rettberg and Prothro will continue as directors of the Company.

         The stockholders were also asked to approve an amendment to the Vari-Lite International, Inc. 1997 Omnibus Plan to increase the number of shares of Common Stock that may be issued upon exercise of options granted under the plan from 800,000 shares to 1,200,000 shares. The vote was 5,403,673 for, 344,241 against or withheld, 47,547 abstentions and 1,193,322 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                  27.1        Financial Data Schedule

      (b) No reports on Form 8-K were filed for the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         VARI-LITE INTERNATIONAL, INC.

Date:    May 10, 2000       By:      /s/ JEROME L. TROJAN III
      ---------------          ------------------------------
                                            Jerome L. Trojan III
                                            Vice President - Finance,
                                            Chief Financial Officer, Treasurer
                                            and Secretary (Principal Financial
                                            and Accounting Officer)