Form 10-Q
period 2000-06-30
VARI LITE INTERNATIONAL INC
filed 2000-08-14
CIK 1033491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of August 9, 2000, there were 7,800,003 shares of Common Stock outstanding.

                                  VARI-LITE INTERNATIONAL, INC.
                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                FOR THE QUARTER ENDED JUNE 30, 2000



                                                                                            Page
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets as of
          September 30, 1999 and June 30, 2000..........................................      3

         Condensed Consolidated Statements of Income and Comprehensive
          Income for the three months ended June 30, 1999 and 2000......................      4

         Condensed Consolidated Statements of Income and Comprehensive
          Income for the nine months ended June 30, 1999 and 2000.......................      5

         Condensed Consolidated Statements of Cash Flows for
          the nine months ended June 30, 1999 and 2000..................................      6

         Notes to Condensed Consolidated Financial Statements...........................      7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................................     13

Item 3. Quantitative and Qualitative Disclosures About Market Risk......................     17

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings...............................................................     18

Item 6. Exhibits and Reports on Form 8-K................................................     18

SIGNATURES..............................................................................     19



                              VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                               (UNAUDITED)

                                     (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                      SEPTEMBER 30,        JUNE 30,
                                                                                         1999                2000
                                                                                      -----------      ---------------
                                     ASSETS

CURRENT ASSETS:
   Cash............................................................................   $     1,969      $        3,474
   Receivables, less allowance for doubtful accounts of $720 and $790..............        13,056              11,842
   Inventory.......................................................................         6,586              12,803
   Prepaid expense and other current assets........................................         1,715               2,143
                                                                                      -----------      ---------------
      TOTAL CURRENT ASSETS.........................................................        23,326              30,262
EQUIPMENT AND OTHER PROPERTY:
   Lighting and sound equipment....................................................       135,220             131,188
   Machinery and tools.............................................................         6,044               5,798
   Furniture and fixtures..........................................................         5,009               5,454
   Office and computer equipment...................................................        11,060              10,518
   Work in progress and raw materials inventory....................................         3,040                 676
                                                                                      -----------      -------------
                                                                                          160,373             153,634
      Less accumulated depreciation and amortization...............................        83,323              86,893
                                                                                      -----------      ---------------
                                                                                           77,050              66,741
OTHER ASSETS.......................................................................         7,324               7,428
                                                                                      -----------      ---------------
      TOTAL ASSETS.................................................................   $   107,700      $      104,431
                                                                                      ===========      ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses...........................................   $    11,855      $       13,869
   Unearned revenue................................................................         2,606               3,593
   Income taxes payable............................................................           440                  40
   Current portion of long-term obligations........................................         8,591              40,137
                                                                                      -----------      --------------
      TOTAL CURRENT LIABILITIES....................................................        23,492              57,639
LONG-TERM OBLIGATIONS..............................................................        39,459               3,815
DEFERRED INCOME TAXES..............................................................         1,514                 923
                                                                                      -----------      --------------
      TOTAL LIABILITIES............................................................        64,465              62,377
COMMITMENTS AND CONTINGENCIES  (Note 10)
STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares
      outstanding).................................................................             -                   -
   Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares
      issued; 7,800,003 shares outstanding)........................................           785                 785
   Treasury Stock..................................................................          (186)               (186)
   Additional paid-in capital......................................................        25,026              25,026
   Stockholder notes receivable....................................................           (30)                (21)
   Stock purchase warrants.........................................................             -                   -
   Accumulated other comprehensive income -  foreign currency translation
        adjustment.................................................................           892                  63
   Retained earnings...............................................................        16,748              16,387
                                                                                      -----------      --------------
      TOTAL STOCKHOLDERS' EQUITY...................................................        43,235              42,054
                                                                                      -----------      --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................   $   107,700      $      104,431
                                                                                      ===========      ==============


                       See notes to condensed consolidated financial statements.

                      VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                   FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000

                                       (UNAUDITED)

                            (IN THOUSANDS EXCEPT SHARE DATA)



                                                                                                1999           2000
                                                                                             ----------     ----------
Rental revenues.................................................................             $   18,461     $   17,690
Product sales and services revenues.............................................                  1,605          3,819
                                                                                             ----------     ----------
   TOTAL REVENUES...............................................................                 20,066         21,509
Rental cost.....................................................................                  9,331          8,083
Product sales and services cost.................................................                  1,067          2,407
                                                                                             ----------     ----------
   TOTAL COST OF SALES..........................................................                 10,398         10,490
                                                                                             ----------     ----------
   GROSS PROFIT.................................................................                  9,668         11,019
Selling, general and administrative expense.....................................                  9,162          8,580
Research and development expense................................................                  1,205          1,287
Impairment of assets............................................................                      -            650
                                                                                             ----------     ----------
   TOTAL OPERATING EXPENSES.....................................................                 10,367         10,517
                                                                                             ----------     ----------
OPERATING INCOME (LOSS).........................................................                   (699)           502
Interest expense (net)..........................................................                  1,119          1,149
                                                                                             ----------     ----------
LOSS BEFORE INCOME TAX..........................................................                 (1,818)          (647)
Income tax benefit..............................................................                   (718)          (255)
                                                                                             ----------     ----------
NET LOSS........................................................................                 (1,100)          (392)
Other comprehensive loss - foreign currency translation adjustments.............                    (23)          (329)
                                                                                             ----------     ----------
COMPREHENSIVE LOSS..............................................................             $   (1,123)    $     (721)
                                                                                             ==========     ==========

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING...........................              7,800,003      7,800,003
                                                                                             ==========     ==========

PER SHARE INFORMATION
BASIC AND DILUTED:
    Net loss ...................................................................             $    (0.14)    $    (0.05)

Dividends declared..............................................................             $        -     $        -

















                       See notes to condensed consolidated financial statements.

                      VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                     FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 2000

                                         (UNAUDITED)

                               (IN THOUSANDS EXCEPT SHARE DATA)



                                                                                                 1999         2000
                                                                                                 ----         ----
Rental revenues.................................................................             $   61,976    $   59,612
Product sales and services revenues.............................................                  6,508        10,295
                                                                                             ----------    ----------
   TOTAL REVENUES...............................................................                 68,484        69,907
Rental cost ...................................................................                  31,297        27,886
Product sales and services cost.................................................                  4,718         6,329
                                                                                             ----------    ----------
   TOTAL COST OF SALES..........................................................                 36,015        34,215
                                                                                             ----------    ----------
   GROSS PROFIT.................................................................                 32,469        35,692
Selling, general and administrative expense.....................................                 27,725        28,309
Research and development expense................................................                  3,687         3,754
Impairment of assets............................................................                      -           650
                                                                                             ----------    ----------
   TOTAL OPERATING EXPENSES.....................................................                 31,412        32,713
                                                                                             ----------    ----------
OPERATING INCOME ..............................................................                   1,057         2,979
Interest expense (net)..........................................................                  3,151         3,575
                                                                                             ----------    ----------
LOSS BEFORE INCOME TAX..........................................................                 (2,094)         (596)
Income tax benefit ............................................................                    (827)         (235)
                                                                                             ----------    ----------
NET LOSS........................................................................                 (1,267)         (361)
Other comprehensive loss - foreign currency translation adjustments.............                   (252)         (829)
                                                                                             ----------    ----------
COMPREHENSIVE LOSS..............................................................             $   (1,519)   $   (1,190)
                                                                                             ==========    ==========

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING...........................              7,800,003     7,800,003
                                                                                             ==========    ==========

PER SHARE INFORMATION
BASIC AND DILUTED:
    Net loss....................................................................             $    (0.16)   $    (0.05)

Dividends declared..............................................................             $        -    $        -


                       See notes to condensed consolidated financial statements.

                                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 2000

                                                  (UNAUDITED)

                                                 (IN THOUSANDS)



                                                                                         1999         2000
                                                                                    -----------    ----------
Cash flows from operating activities:
   Net loss                                                                         $    (1,267)   $     (361)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization.............................................         11,577        10,536
      Amortization of note discount and deferred loan fees......................             95           141
      Provision for doubtful accounts...........................................             92            83
      Impairment of assets......................................................             -            650
      Deferred income taxes.....................................................         (1,144)         (591)
      Gain on sale of Brilliant Stages assets and cancellation of land lease....           (599)           -
      Gain on sale of equipment.................................................           (103)       (1,882)
      Provisions for ESOP and ESEP contributions................................            187           188
       Net change in assets and liabilities:
        Accounts receivable.....................................................          1,696         1,131
        Prepaid expenses........................................................           (598)         (428)
        Inventory...............................................................         (1,900)       (5,923)
        Other assets............................................................            549          (469)
        Accounts payable, accrued liabilities and income taxes payable..........         (3,017)          777
        Unearned revenue........................................................            (43)          987
                                                                                    -----------    ----------
        Net cash provided by operating activities...............................          5,525         4,839

Cash flows from investing activities:
   Capital expenditures, including rental equipment.............................        (10,499)       (2,470)
   Acquisition of European company..............................................         (1,192)           -
   Proceeds from sale of Irideon and Brilliant Stages assets and cancellation
     of land lease..............................................................          2,892            -
   Proceeds from sale of equipment..............................................            275         3,687
                                                                                    -----------    ----------
        Net cash provided by (used in) investing activities.....................         (8,524)        1,217

Cash flows from financing activities:
   Proceeds from issuance of debt...............................................         24,041        27,805
   Principal payments on debt...................................................        (22,121)      (31,795)
   Principal payments on distributor advances...................................           (552)         (263)
   Proceeds from payments on stockholder notes receivable.......................             31             8
                                                                                    -----------    ----------
        Net cash provided by (used in) financing activities.....................          1,399        (4,245)
Effect from foreign currency translation adjustment.............................           (127)         (306)
                                                                                    -----------    ----------
Net increase (decrease) during the period.......................................         (1,727)        1,505
Cash, beginning of period ......................................................          3,838         1,969
                                                                                    -----------    ----------
Cash, end of period.............................................................    $     2,111    $    3,474
                                                                                    ===========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest expense...............................................    $     3,192    $    4,160
   Cash paid for income taxes...................................................    $     1,812    $      614




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

         In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three-month and nine-month periods ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2000.

         For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

2.   Inventory

         Inventory consists of the following:

                                                                      September 30,             June 30,
                                                                          1999                    2000
                                                                          ----                    ----
Raw materials..............................................              $5,854                 $10,689
Work in progress...........................................                 587                   1,477
Finished goods.............................................                 145                     637
                                                                         ------                 -------
                                                                         $6,586                 $12,803
                                                                         ======                 =======

3.   Segment Reporting

         In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


performance. The Company has three reportable segments: North America, Europe and Pacific Rim, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company's operations for the three and nine months ended June 30, 1999 and 2000 is presented below:


                                                                                      THREE MONTHS ENDED
                                                             ----------------------------------------------------------------------
                                                                               PACIFIC
                                                             NORTH AMERICA       RIM         EUROPE       INTERCOMPANY     TOTAL
                                                             -------------       ---         ------       ------------     -----
                  JUNE 30, 1999:
                  --------------
                  Net Revenues from unaffiliated
                    customers.............................        $10,072       $2,495       $7,499         $       -      $20,066
                  Intersegment sales......................          3,932            -          960            (4,892)           -
                                                                  -------       ------       ------         ----------    --------
                    Total net revenues....................         14,004        2,495        8,459            (4,892)      20,066
                  Operating income (loss).................            937          307         (215)           (1,728)        (699)
                  Depreciation and amortization...........          3,143           35          556                 -        3,734
                  Total segment assets....................         95,123        6,008       18,275            (9,744)     109,662

                  JUNE 30, 2000:
                  --------------
                  Net Revenues from unaffiliated
                    customers.............................       $ 13,709       $2,061       $5,739         $       -      $21,509
                  Intersegment sales......................          4,311          232          894            (5,437)           -
                                                                  -------       ------       ------         ----------    --------
                    Total net revenues....................         18,020        2,293        6,633            (5,437)      21,509
                  Operating income (loss).................          1,497          (24)         822            (1,793)         502
                  Depreciation and amortization...........          2,902           42          558                 -        3,502
                  Total segment assets....................         89,765        7,351       18,541           (11,226)     104,431


                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                NINE MONTHS ENDED
                                                    ------------------------------------------------------------------------
                                                                       PACIFIC
                                                    NORTH AMERICA        RIM         EUROPE       INTERCOMPANY      TOTAL
                                                    -------------        ---         ------       ------------      -----
         JUNE 30, 1999:
         --------------
         Net Revenues from unaffiliated
           customers.............................        $35,461       $8,223        $24,800         $      -      $68,484
         Intersegment sales......................         13,674            -            961          (14,635)           -
                                                         -------       ------        -------         --------      -------
           Total net revenues....................         49,135        8,223         25,761          (14,635)      68,484
         Operating income........................          4,621          665            664           (4,893)       1,057
         Depreciation and amortization...........          9,289           96          2,287                -       11,672
         Total segment assets....................         95,123        6,008         18,275           (9,744)     109,662

         JUNE 30, 2000:
         --------------
         Net Revenues from unaffiliated
           customers.............................        $40,968       $7,869        $21,070         $      -      $69,907
         Intersegment sales......................         15,244          232            894          (16,370)           -
                                                         -------       ------        -------         --------      -------
           Total net revenues....................         56,212        8,101         21,964          (16,370)      69,907
         Operating income (loss).................          5,519          (66)         3,248           (5,722)       2,979
         Depreciation and amortization...........          9,041          134          1,502                -       10,677
         Total segment assets....................         89,765        7,351         18,541          (11,226)     104,431


4.   Debt

         On December 19, 1997, the Company entered into its current credit facility (the "New Credit Facility") and canceled its existing credit facility. As of September 30, 1999, the commitment under the New Credit Facility, as amended on August 25, 1999, was $49,000. At June 30, 2000, the commitment under the New Credit Facility was $38,000.

         Borrowings under the New Credit Facility were $38,000 at June 30, 2000 and bear interest at the lender's base rate plus a margin ranging from 1.00% to 3.50% (10.75% as of June 30, 2000) based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility) and are secured by substantially all of the assets owned by the Company and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


         The commitment under the New Credit Facility decreased to $38,000 on April 30, 2000 and all borrowings under the New Credit Facility are due and payable on January 1, 2001 and, as a result, the debt has been classified as current. The Company met its obligation on April 30, 2000 through funds from operations, third party asset financing and the sale of automated rental assets. There can be no assurance that the Company will be able to make the final payment of $38,000 on or before January 1, 2001. If the Company does not pay the remaining balance of the debt by January 1, 2001, the lenders will be entitled to pursue all rights available under the New Credit Facility.

         In April 2000, the Company's wholly owned subsidiary Vari-Lite Productions Services, N.V. obtained an 80,000 Belgium Franc (or approximately $1,808) corporate loan from Fortis Bank in Brussels, Belgium which is secured by all of the assets of Vari-Lite Production Services, N.V. and a guarantee by the Company. Principal plus interest at 5.58% will be repaid over the three year term of the loan with equal quarterly payments of 7,295 Belgium Francs.

         The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment. These loans are typically amortized over three years and bear interest at various rates ranging from 2.0% to 10.35%. Proceeds received under this type of financing were approximately $1,400 and $2,562 for the nine-month periods ending June 30, 1999 and 2000, respectively, and borrowings outstanding under this type of financing at June 30, 1999 and 2000 were approximately $3,840 and $4,040, respectively.

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

         For the three-month and nine-month periods ended June 30, 2000, earnings per share excludes 686,900 stock options and 296,057 warrants which are anti-dilutive. For the three-month and nine-month periods ended June 30, 1999, earnings per share excludes 592,300 stock options and 242,233 warrants which were anti-dilutive.

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

8. Dispositions

         During fiscal 1998, the Company made a decision to dispose of its Irideon-Registered Trademark- architectural automated lighting product line. As a result of this decision, during 1998 the Irideon-Registered Trademark-assets were written down to their net realizable value in accordance with SFAS No. 121. On October 30, 1998, the Company sold substantially all of the Irideon-Registered Trademark- assets for its net book value, after writedown, of approximately $2,000.

         On December 31, 1998, the Company sold substantially all of the assets of Brilliant Stages, Ltd., one of the Company's European subsidiaries, for approximately $500, resulting in a gain of approximately $99.

         In June 2000, the Company made a decision to dispose of its Madrid, Spain based operations. As a result of this decision, the Madrid assets were written down to their adjusted net realizable value in accordance with SFAS No. 121. This resulted in a pre-tax charge of $650 (or $393 after taxes, $0.05 per basic and diluted share). In August 2000, the Company sold all of the Madrid assets for their net book value.

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

         In December 1998, the Company brought a similar suit against Martin Gruppen A/S and Martin Professional A/S (collectively, "Martin") in the Eastern District of Texas. In July 1999, the court entered a preliminary injunction which prohibits Martin from making, using, leasing or offering for sale or lease in the United States, or importing into the United States, certain Martin products. The injunction was upheld on appeal in June 2000. The Company will continue with the suit, which is expected to go to trial in late 2000.

         In November 1999, four automated lighting manufacturers, Coemar S.p.A., Clay Paky S.p.A., SGM Elettronica, s.r.l. and Studio Due s.r.l., each filed suit against the Company in the Southern District of New York. Each of the lawsuits seeks declaration from the court that one of the Company's patents, which was the subject of the litigation with High End and Martin, is invalid, unenforceable and/or not infringed by each of the lighting manufacturers. In July 2000, the New York court dismissed the suits by SGM Elettronica, s.r.l. and Studio Due s.r.l. for lack of subject matter jurisdiction and moved the suits by Coemar S.p.A. and Clay Paky S.p.A. to the Northern District of Texas, in Dallas. No trial date has been set.

11. Subsequent Events

         In July 2000, the Company entered into a letter of intent to sell its operations in Belgium, the Netherlands, France and Sweden to an investment company which owns Focus Showequipment B.V. in Amsterdam. The sale is subject to various conditions, but is scheduled to be completed in September 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         REVENUES. Total revenues increased 7.2%, or $1.4 million, to $21.5 million in the three-month period ended June 30, 2000, compared to $20.1 million in the three-month period ended June 30, 1999. The revenue increase was attributable primarily to the factors set forth below.

         Rental revenues decreased 4.2%, or $0.8 million, to $17.7 million in the three-month period ended June 30, 2000, compared to $18.5 million in the three-month period ended June 30, 1999. This decrease was primarily due to a decrease in the revenues earned by the Company's European and Asian lighting rental operations.

         Product sales and services revenues increased 137.9%, or $2.2 million, to $3.8 million in the three-month period ended June 30, 2000, compared to $1.6 million in the three-month period ended June 30, 1999. This increase was primarily due to sales of new and used Vari*Lite automated lighting equipment.

         RENTAL COST. Rental cost decreased 13.4%, or $1.2 million, to $8.1 million in the three-month period ended June 30, 2000, compared to $9.3 million in the three-month period ended June 30, 1999. Rental cost as a percentage of rental revenues decreased to 45.7% in the three-month period ended June 30, 2000, from 50.5% in the three-month period ended June 30, 1999. The decrease in rental cost as a percentage of total rental revenues was primarily due to improvement in rental prices and general reductions in variable operating costs.

         PRODUCT SALES AND SERVICES COST. Product sales and services cost increased 125.6%, or $1.3 million, to $2.4 million in the three-month period ended June 30, 2000, compared to $1.1 million in the three-month period ended June 30, 1999. Product sales and services cost as a percentage of product sales and services revenues decreased to 63.0% in the three-month period ended June 30, 2000, from 66.5% in the three-month period ended June 30, 1999. This decrease was primarily due to the lower costs associated with the sale of automated lighting equipment which represented a higher portion of the product sales and services revenues during the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased 6.4%, or $0.6 million, to $8.6 million in the three-month period ended June 30, 2000, compared to $9.2 million in the three-month period ended June 30, 1999. This expense as a percentage of total revenues decreased to 39.9% in the three-month period ended June 30, 2000, from 45.7% in the three-month period ended June 30, 1999. The decrease was primarily due to lower overhead costs as a result of the Company's restructuring efforts.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 6.8%, or $0.1 million, to $1.3 million in the three-month period ended June 30, 2000, compared to $1.2 million in the three-month period ended June 30, 1999.

         IMPAIRMENT OF ASSETS. In the three-month period ended June 30, 2000, the Company made a decision to sell its Madrid, Spain based operations. As a result of this decision, the Madrid assets were written down to their adjusted net realizable value, resulting in a pre-tax charge of $0.7 million in the three-month period ended June 30, 2000.

         INTEREST EXPENSE. Interest expense in the three-month period ended June 30, 2000 was approximately the same as in the three-month period ended June 30, 1999. Despite a reduction in debt, interest expense remained approximately the same as a result of higher interest rates.

         INCOME TAXES. The effective tax rate in the three-month periods ended June 30, 2000 and 1999 were 39.4% and 39.5%, respectively.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

         REVENUES. Total revenues increased 2.1%, or $1.4 million, to $69.9 million in the nine-month period ended June 30, 2000, compared to $68.5 million in the nine-month period ended June 30, 1999. The revenue increase was attributable primarily to the factors set forth below.

         Rental revenues decreased 3.8%, or $2.4 million, to $59.6 million in the nine-month period ended June 30, 2000, compared to $62.0 million in the nine-month period ended June 30, 1999. This decrease was primarily due to a decrease in the revenues earned by the Company's European and Asian lighting rental operations and a decrease in revenue from sales-type leases as a result of substantial revenue earned in the nine-month period ended June 30, 1999 which did not occur in the nine-month period ended June 30, 2000.

         Product sales and services revenues increased 58.2%, or $3.8 million, to $10.3 million in the nine-month period ended June 30, 2000, compared to $6.5 million in the nine-month period ended June 30, 1999. This increase was primarily due to revenue generated from the sale of automated lighting equipment to certain of the Company's independent distributors and to large theatrical productions. Offsetting these increases were decreases in revenues due to the disposal of the Company's Irideon-Registered Trademark-automated product line in October 1998 and the Company's Brilliant Stages, Ltd. subsidiary ("Brilliant Stages") in December 1998.

         RENTAL COST. Rental cost decreased 10.9%, or $3.4 million, to $27.9 million in the nine-month period ended June 30, 2000, compared to $31.3 million in the nine-month period ended June 30, 1999. Rental cost as a percentage of rental revenues decreased to 46.8% in the nine-month period ended June 30, 2000, from 50.5% in the nine-month period ended June 30, 1999, primarily due to improvement in rental prices and general reductions in variable operating costs.

        PRODUCT SALES AND SERVICES COST. Product sales and services cost increased 34.2%, or $1.6 million, to $6.3 million in the nine-month period ended June 30, 2000, compared to $4.7 million in the nine-month period ended June 30, 1999. Product sales and services cost as a percentage of product sales and services revenues decreased to 61.5% in the nine-month period ended June 30, 2000, from 72.5% in the nine-month period ended June 30, 1999. This decrease was primarily due to the disposal of the Company's Irideon-Registered Trademark- automated product line and Brilliant Stages and the lower costs associated with the sale of automated lighting equipment which represented a higher portion of the product sales and service revenues during the nine-month period ended June 30, 2000 compared to the nine-month period ended June 30, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 2.1%, or $0.6 million, to $28.3 million in the nine-month period ended June 30, 2000, compared to $27.7 million in the nine-month period ended June 30, 1999. This increase was primarily due to additional sales and marketing expenses associated with the introduction of the Company's new products that were sold beginning in May 2000 and due to a gain on the cancellation of a land lease in the nine-month period ended June 30, 1999. This increase was partially offset by lower overhead costs as a result of the Company's restructuring efforts. This expense as a percentage of total revenues in the nine-month period ended June 30, 2000 was unchanged from the nine-month period ended June 30, 1999.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 1.8%, or $0.1 million, to $3.8 million in the nine-month period ended June 30, 2000, compared to $3.7 million in the nine-month period ended June 30, 1999. This expense as a percentage of total revenues for the nine-month periods ended June 30, 2000 and 1999 was 5.4%.

         IMPAIRMENT OF ASSETS. In the nine-month period ended June 30, 2000, the Company made a decision to sell its Madrid, Spain based operations. As a result of this decision, the Madrid assets were written down to their adjusted net realizable value, resulting in a pre-tax charge of $0.7 million in the nine-month period ended June 30, 2000.

         INTEREST EXPENSE. Interest expense increased 13.5%, or $0.4 million, to $3.6 million in the nine-month period ended June 30, 2000, compared to $3.2 million in the nine-month period ended June 30, 1999. Despite a reduction in debt, interest expense slightly increased as a result of higher interest rates.

         INCOME TAXES. The effective tax rate in the nine-month periods ended June 30, 2000 and 1999 were 39.4% and 39.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of $5.5 million and $4.8 million for the nine-month periods ended June 30, 1999 and 2000, respectively.

         As of September 30, 1999, the commitment under the New Credit Facility, as amended on August 25, 1999, was $49.0 million. At June 30, 2000, the commitment under the New Credit Facility was $38.0 million.

         Borrowings under the New Credit Facility were $38.0 million at June 30, 2000 and bear interest at the lender's base rate plus a margin ranging from 1.00% to 3.50% (10.75% as of June 30, 2000) based upon the Company's ratio of Adjusted Funded Debt to EBITDA and are secured by substantially all of the assets owned by the Company and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee is charged on the average daily unused portion of the New Credit Facility at a rate ranging from 0.20% to 0.50% per annum based upon the ratio of Adjusted Funded Debt to EBITDA. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock.

         The commitment under the New Credit Facility decreased to $38.0 million on April 30, 2000 and all borrowings under the New Credit Facility are due and payable on January 1, 2001 and, as a result, the debt has been classified as current. The Company met its obligation on April 30, 2000 through funds from operations, third party asset financing and the sale of automated rental assets. There can be no assurance that the Company will be able to make the final payment of $38.0 million on January 1, 2001. If the Company does not pay the remaining balance of the debt by January 1, 2001, the lenders will be entitled to pursue all rights available under the New Credit Facility.

         In April 2000, the Company's wholly owned subsidiary Vari-Lite Productions Services, N.V. obtained an 80.0 million Belgium Franc (or approximately $1.8 million) corporate loan from Fortis Bank in Brussels, Belgium which is secured by all of the assets of Vari-Lite Production Services, N.V. and a guarantee by the Company. Principal plus interest at 5.58% will be repaid over the three year term of the loan with equal quarterly payments of 7.2 million Belgium Francs.

         The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment. These loans are typically amortized over three years and bear interest at various rates ranging from 2.0% to 10.35%. Proceeds received under this type of financing were approximately $2.6 million and $1.4 million for the nine-month periods ending June 30, 2000 and 1999, respectively, and borrowings outstanding under this type of financing at June 30, 2000 and 1999 were approximately $4.0 million and $3.8 million, respectively.

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

         The Company's business requires significant capital expenditures. Capital expenditures for the nine months ended June 30, 2000 and 1999 were approximately $2.5 million and $10.5 million, respectively, of which approximately $2.0 million and $9.9 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting and concert sound systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

         The Company had a working capital deficit of $39.7 million and $27.4 million at June 30, 1999 and 2000, respectively. The Company has historically maintained working capital deficits since the bulk of its revenue generating assets are classified as long-term assets rather than current assets. The Company anticipates a working capital deficit during the remainder of fiscal 2000 due to the scheduled maturity of the New Credit Facility on January 1, 2001, which was recorded as current debt as of June 30, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not feel that the market risks for the three-month and nine-month periods ended June 30, 2000 substantially changed from those risks outline for the year ended September 30, 1999 in the Company's Form 10-K.

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

         In December 1998, the Company brought a similar suit against Martin Gruppen A/S and Martin Professional A/S (collectively, "Martin") in the Eastern District of Texas. In July 1999, the court entered a preliminary injunction which prohibits Martin from making, using, leasing or offering for sale or lease in the United States, or importing into the United States, certain Martin products. The injunction was upheld on appeal in June 2000. The Company will continue with the suit, which is expected to go to trial in late 2000.

         In November 1999, four automated lighting manufacturers, Coemar S.p.A., Clay Paky S.p.A., SGM Elettronica, s.r.l. and Studio Due s.r.l., each filed suit against the Company in the Southern District of New York. Each of the lawsuits seeks declaration from the court that one of the Company's patents, which was the subject of the litigation with High End and Martin, is invalid, unenforceable and/or not infringed by each of the lighting manufacturers. In July 2000, the New York court dismissed the suits by SGM Elettronica, s.r.l. and Studio Due s.r.l. for lack of subject matter jurisdiction and moved the suits by Coemar S.p.A. and Clay Paky S.p.A. to the Northern District of Texas, in Dallas. No trial date has been set.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
        (a) Exhibits

                  27.1        Financial Data Schedule

        (b) No reports on Form 8-K were filed for the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         VARI-LITE INTERNATIONAL, INC.

Date:    August 9, 2000                By:    /s/ JEROME L. TROJAN III
      -----------------                   ----------------------------
                                              Jerome L. Trojan III
                                              Vice President - Finance,
                                              Chief Financial Officer, Treasurer
                                              and Secretary (Principal Financial
                                              and Accounting Officer)