Form 10-K
period 2000-09-30
VARI LITE INTERNATIONAL INC
filed 2001-01-16
CIK 1033491

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on January 10, 2001 was $7,442,552. As of that date, 7,800,003 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held on March 2, 2001.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                                                          PAGE
                                                                        --------
PART I
Item 1.   Business....................................................       3
Item 2.   Properties..................................................       9
Item 3.   Legal Proceedings...........................................       9
Item 4.   Submission of Matters to a Vote of Security Holders.........      10

PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................      11
Item 6.   Selected Consolidated Financial Data........................      12
Item 7.   Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.....................................      13
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................      22
Item 8.   Financial Statements and Supplementary Data.................      22
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and
            Financial Disclosure......................................      22

PART III
Item 10.  Directors and Executive Officers of the Registrant..........      23
Item 11.  Executive Compensation......................................      23
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................      23
Item 13.  Certain Relationships and Related Transactions..............      23

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................      24
SIGNATURES............................................................      30
INDEX TO FINANCIAL STATEMENTS.........................................     F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    The Company is a leading worldwide designer, manufacturer and distributor of automated lighting systems. The Company provides automated lighting and other related equipment and production services primarily to the entertainment industry, serving markets such as concert touring, theater, television and film and corporate events. The Company sells and rents its VARI*LITE-Registered Trademark- automated lighting systems through its own domestic and international offices, rental associates and worldwide independent dealers. Historically, the Company has only rented its VARI*LITE-Registered Trademark- products rather than offering products for sale, however, the Company began selling certain VARI*LITE-Registered Trademark-products in fiscal 2000. The Company is also a leader in providing complementary products and services to the entertainment industry, including conventional lighting equipment, and design and production management services for conventions, business meetings and special events. Prior to the sale of its concert sound reinforcement business in November 2000, the Company was also a leading provider of concert sound reinforcement systems primarily to the concert touring market.

    The Company's predecessor was incorporated in 1988 in the State of Texas as a holding company for operations, which began in 1981 and was reincorporated in the State of Delaware in 1997. The Company's principal executive offices are located at 201 Regal Row, Dallas, Texas 75247 and its telephone number is
(214) 630-1963.

PRODUCTS AND SERVICES

VARI*LITE-REGISTERED TRADEMARK- AUTOMATED LIGHTING PRODUCTS.

    The Company designs, manufactures and distributes an extensive line of integrated automated lighting systems, including light fixtures, or "luminaires," control consoles and support equipment, and provides system operators and maintenance services. To accommodate users who prefer to operate the Company's lighting systems independently, the Company also conducts extensive training programs. Historically, the Company had only rented its VARI*LITE-Registered Trademark- products through its rental offices rather than offering products for sale. However, as a result of the emergence of competing products along with the increased demand of certain customers to own rather than rent the products, the Company began selling certain
VARI*LITE-Registered Trademark- products in fiscal 2000.

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

    The VL4-TM- wash luminaire projects a dispersed soft-edge light beam for even illumination of objects and areas. The VL4-TM- luminaire's patented color changing system allows the user to select 30 preset and

160 programmable colors from thousands of available colors and to change these colors in less than three-tenths of a second, or program the system for timed color cross-fades. In addition, the VL4-TM- luminaire features precisely timed control of light intensity, including the ability to instantaneously turn the light fixture on and off. Continuous adjustment of diffusion and beam angle provides enhanced control of the beam shape. In 1991, Vari-Lite, Inc ("Vari-Lite") was awarded its first Primetime Emmy-Registered Trademark- award for engineering the Series 200 system.

    SERIES 300-TM- SYSTEM. The Company developed its Series 300-TM- automated lighting system principally to satisfy the demands of the theater and television and film markets for virtually silent, light weight automated lighting products with sophisticated color changing features. The Company's Series 300-TM- system appeals to major concert touring clients who want to rent large systems. The Series 300 system includes the VL5-TM-, VL5Arc-TM- and VL5B-TM- wash luminaires, the VL6-TM-, VL6B-TM-, VL7-TM- and VL7B-TM- spot luminaires, and the VLM-TM-automated moving mirror, as well as the Artisan-Registered Trademark-Plus, mini-Artisan-Registered Trademark-2, Virtuoso-TM- and Virtuoso DX-TM- control consoles. The VL5-TM- luminaire is lighter than the VL4-TM- luminaire, and its cold-mirror reflector both eliminates the need for noisy cooling fans and reduces the amount of heat the lights emit onto the stage. Color changes for the VL5-TM- are controlled by a system that allows color cross-fades in as little as seven-tenths of a second and interchangeable lenses work with an internal diffusing mechanism to provide a wide variety of beam sizes and shapes. The VL5Arc-TM- luminaire has a brighter bulb than the VL5-TM- luminaire. In 1994, Vari-Lite was awarded its second Primetime Emmy-Registered Trademark- award for engineering for the VL5-TM- wash luminaire. The VL6-TM- spot luminaire is the companion to the VL5-TM- wash luminaire, and has two interchangeable 12-position wheels of dichroic color filters and gobos for split second color and image changes and multi-color beams. The VL6B-TM- spot luminaire adds a 3:1 zoom optics system and rotating gobos to the VL6-TM- luminaire. The VL7-TM- spot luminaire has a revolutionary collection optics system that produces a bright beam and provides an 8:1 zoom. Other features of the VL7-TM- fixture include full color spectrum crossfades with unparalleled precision and repeatability via the unique CVF-TM- System, strobe, image morphing and fixed and rotating gobos. The VL7B-TM- spot luminaire adds a four frame shuttering system to the VL7-TM-fixture. The VLM-TM- automated moving mirror is a dual-sided highly reflective Lexan-Registered Trademark- polycarbonate mirror panel. With its ability to both pan and tilt 360 degrees, the VLM-TM- automated moving mirror can be used to augment the effects produced by VARI*LITE-Registered Trademark- wash and spot luminaires, or it can be used with conventional lights to create limited beam motion at a very low cost.

    SERIES 2200-TM- SPOT LUMINAIRES. The VL2201-TM- spot luminaire was designed based on the VL6B-TM- spot luminaire with a more industry standard configuration and interface. The VL2201-TM- luminaire features an upper enclosure that houses the control electronics, as well as a power factor corrected arc power supply for the lamp. The VL2201-TM- luminaire supports a wide variety of colors and gobos with two 11 position wheels for interchangeable dichroic color and gobo selections, as well as a five position rotating gobo wheel for gobos or effects. A 3:1 zoom optics system and a programmable iris combine to create a wide variety of beam sizes. The luminaire features full field dimming, strobe effects and smooth, repeatable motion. The VL2202-TM- spot luminaire enjoys all of the same features as the VL2201-TM- luminaire, in the same configuration, with a 700 watt lamp producing twice the light output of the VL2201-TM- fixture. Both of these spot luminaires are small, lightweight and virtually silent.

    SERIES 2400-TM- WASH LUMINAIRES. The VL2416-TM- wash luminaire is based on the Emmy-Registered Trademark- award winning VL5-TM- luminaire with a more industry standard configuration and interface. The VL2416-TM- luminaire includes an upper enclosure that houses the control electronics, as well as a power factor corrected arc power supply for the lamp. It features a 1200 watt arc lamp and an innovative zoomable beam spreading optics system that can provide a field from 5 to 55 degrees. A rotatable, indexable front lens assembly that accepts standard PAR 64 lenses can be used for many unique beam effects. The DICHRO*TUNE-TM- radial color changer employs enhanced dichroic color filters to produce smooth, full spectrum color crossfades as well as very quick color changes. An internal douser allows intensity control as well as strobe effects. The VL2402-TM- wash luminaire is identical in configuration and size to the

VL2202-TM- spot luminaire. It features an upper enclosure that houses the control electronics as well as a power factor corrected arc power supply for the 700 watt lamp. The VL2402-TM- luminaire includes three color wheels for smooth, full spectrum color crossfades, as well as a fixed color wheel for rapid, "snap" color changes. It also features the same zoomable beam spreading optics for beam control as the VL2416-TM- wash luminaire. Smooth dimming and strobe effects are also provided.

    All of the VL 2200-TM- and VL 2400-TM- luminaires will operate from the various line voltages around the world. These luminaires, like all of the Company's other luminaires are compatible with the industry standard DMX-512 digital protocol and, as such, can be operated from DMX-512 control consoles, as well as the Company's more sophisticated, higher performance proprietary control consoles which use a high speed, bi-directional communications protocol.

    LIGHTING CONTROL SYSTEMS. The Company's control console, the Artisan-Registered Trademark- Plus, is used to operate all of the Company's Series 200-TM- and Series 300-TM- VARI-LITE-Registered Trademark- products. It provides control of up to 1,000 luminaires, dimmers and other equipment with up to 1,000 cues per channel, allowing the operator to control each luminaire or to store and play back preset cues. The Company also rents the smaller, less expensive mini-Artisan-Registered Trademark- 2 console which has substantially the same capabilities as the Artisan-Registered Trademark- Plus console. The mini-Artisan-Registered Trademark- 2 console is used either as the primary console where space is limited or as a backup system when the Artisan-Registered Trademark- Plus console is used as the primary console. The Company's newest control system, featuring the Virtuoso-TM- control console offers much expanded control over VARI-LITE-Registered Trademark- luminaires, DMX automated lights and conventional fixtures. The system is capable of controlling up to 2,000 luminaires with up to 10,000 cues per channel, depending on the types of luminaires in the system. The system includes an advanced, 3-D graphical interface that allows users to have a real-time view of system status and performance. The 3-D graphical interface can also be used to program cues while the luminaires are off-line to maximize programming efficiency in busy production environments or for pre-production work before the actual lighting system is available. The Virtuoso-TM- system comprises a sophisticated computer network allowing for multiple consoles to be connected and programmed simultaneously, a major advantage in very large productions and when time is very limited. Advance fiber optic connections are provided for maximum system performance. The latest product in the Company's Virtuoso-TM- product line, introducted in 2000, is the Virtuoso DX-TM- console. The Virtuoso DX-TM- console offers all of the performance and features as the original Virtuoso DX-TM-console in a much smaller, less expensive platform. The Virtuoso DX-TM- console connects directly into the Virtuoso-TM- system with either traditional network wiring or with the same advanced fiber optics used in the original console. The Virtuoso DX-TM- console also offers the additional advantage of outputing 8 universes of DMX-512 control directly from the console. This allows the console to be used with equal ease with VARI-LITE-Registered Trademark- luminaires, DMX automated lights or conventional fixures. The Virtuoso DX-TM- console was developed as the primary control console to be sold with the Company's luminaires and has also become a very popular console in the Company's rental business. Another member of the Virtuoso-TM- product line is the Company's Visionary 3D-TM- software package. This software allows users to create actual Virtuoso-TM- cues and showfiles, using the 3-D graphical interface, without the presence of a console or lighting system, using only their personal computers. These showfiles can then be transported to the Virtuoso-TM- or Virtuoso DX-TM-console for use with the lighting system. This software has also become a popular training aid for those learning to use the Virtuoso-TM- system.

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

    In addition to luminaires and control consoles, the Company rents related equipment required to operate the Company's systems, such as power and control signal distribution equipment, dimmers and cables. The Company also developed a unique stackable, plastic injection-molded storage case for transporting its equipment. The Company's cases are custom-designed to protect VARI*LITE-Registered Trademark- equipment and last longer than the industry-standard carpet covered wood or laminate cases. These cases are also significantly lighter than other cases, thereby reducing transportation costs.

    COMPLEMENTARY BUSINESSES

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

    The Company also rented sound reinforcement systems, provided custom stage and stage set design and construction services and sold architectural lighting systems until the sale of those businesses in November 2000, December 1998 and October 1998, respectively.

MARKETING, SALES AND DISTRIBUTION

    The Company markets its products and services to the entertainment industry, including concert touring, theater, television and film and corporate events markets. Depending on the circumstances, the Company solicits business from lighting and set designers and consultants, artist managers, producers, production managers and production companies, promoters, corporations and business associations. The Company believes that its quality products, reputation for innovation, customer relationships, worldwide distribution and excellent service are the keys to its success. No customer has accounted for more than 10% of the Company's revenues for at least the last three fiscal years.

    In 1998, the Company began to emphasize its full-service strategy by expanding the products and services it offers to include a more extensive selection of conventional lighting products and related production services. This effort is designed to accommodate the comprehensive lighting needs of the Company's rental customers by offering "one-stop" shopping.

    VARI*LITE-REGISTERED TRADEMARK- AUTOMATED LIGHTING PRODUCTS. Historically, the Company had only rented its VARI*LITE-Registered Trademark- products rather than offering the products for sale. The initial decision to distribute the Company's products through a rental network was largely driven by the demands of the Company's primary customers at the time--the concert touring market. In addition, the rental only strategy provided the Company with a higher level of quality control over its rental products, which require trained operators and maintenance personnel. The Company also believed renting had enabled it to better protect its intellectual property and generate revenue from each product over an extended time period. However, as a result of the emergence of competing automated lighting products, along with the increased demand of certain customers to own rather to rent the products, the Company began selling certain VARI*LITE-Registered Trademark- products in fiscal 2000.

    The Company markets its automated lighting systems and services in the United States through both Company-owned offices located in Dallas, New York, Los Angeles, Nashville, Orlando, Las Vegas and Chicago and independent dealers and rental associates. Each Company-owned office is strategically located to take advantage of specific market segments. For example, the New York office targets the theater market, the Nashville office targets the country music, television and concert touring markets, the Los Angeles office targets the television, film and concert touring market, and the Orlando, Las Vegas, and Chicago offices target the corporate events market. The independent dealers focus on specific geographic markets and rental associates tend to rent to all market segments. The Company's international distribution system comprises Company-owned locations in London and Tokyo, as well as, independent dealers and rental associates over 25 cities in North America, Europe and Asia.

    Prior to fiscal 2000, in order to satisfy customers who wanted to purchase the Company's lighting systems, the Company offered sales-type leases. Under the typical sales-type lease, the customer rented the Company's equipment for either a five- or a ten-year term, with unlimited one-year renewal options, for a lump sum payment at the commencement of the term, plus a nominal renewal option exercise price. The customer was normally responsible for maintaining the equipment under these arrangements, but often entered into a maintenance agreement with the Company.

    CONVENTIONAL LIGHTING PRODUCTS AND PRODUCTION SERVICES. The Company's conventional lighting operations and production services were integrated into the Company's operations in 1998 to improve the Company's position as a full-service provider. These operations rely heavily on the Company's reputation for quality and service, which is enhanced by its high visibility projects and customers. The Company reinforces this reputation by advertising in trade and specialty magazines. Although most of the Company's conventional lighting contracts are procured through a bidding process, the Company believes that competition in this industry is based on expertise, quality, price and full service capabilities.

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

    The Company's research and development group consists of over 40 engineers, technicians and related personnel. These internal capabilities enable the Company to continually improve existing products, design new products and develop new technology to meet the needs of its customers. In the fiscal years ended September 30, 1998, 1999 and 2000, the Company's research and development expenditures totaled $6.7 million, $5.6 million and $5.2 million, respectively.

    The Company's extensive research and development efforts have produced a number of leading-edge technological developments in the automated lighting industry. When appropriate, the Company seeks patent protection for its products. The Company had registered and received more than 45 domestic patents and more than 220 foreign patents in several different countries and territories. In addition, the Company had more than five patent applications pending in the United States on automated lighting technology and more than 30 patent applications pending worldwide. The Company's patents cover the basic concepts, control software, control hardware and features unique to each of the Company's VARI*LITE-Registered Trademark- luminaire models. The Company believes that its patents provide it with a substantial competitive advantage in the automated lighting industry, and the Company's ability to compete in the future will depend in part on maintaining its technological advantage over its competitors.

    The Company has obtained trademark protection in the United States and numerous foreign countries on various names, including, among others, VARI*LITE-Registered Trademark-, Artisan-Registered Trademark-, Virtuoso-TM-, Virtuoso DX-TM-, Visionary 3D-TM-, ArtisanVLQ-TM-, Series 200-TM-,
Series 300-TM-, VL2C-TM-, VL4-TM-, VL5-TM-, VL5Arc-TM-,

VL5B-TM-, VL6-TM-, VL6B-TM-, VL7-TM-, VL7B-TM-, VL2200-TM-, VL2201-TM-,
VL2202-TM-, VL2400-TM-, VL2402-TM-, VL2416-TM-, VLM-TM-, VARI*IMAGE-TM-,
DICHRO*TUNE-TM- and DICHRO*WHEEL-TM-.

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

EQUIPMENT INVENTORY MANAGEMENT

    The Company uses an inventory control and management system to locate its rental equipment at all times anywhere in the world. Each piece of equipment is serialized for identification purposes. Equipment utilization is centrally monitored at the Company's headquarters to determine, which products are in highest demand in various geographic markets and whether certain equipment should be relocated to increase utilization and revenue, whether product shortages that require the production of additional units exist, whether current pricing is at the appropriate level, and whether excess quantities exist that may be sold.

    The maximum utilization rates of the Company's equipment are affected by production scheduling requirements of the customers' various markets. Utilization rates are also impacted by the quantity of inventory, maintenance requirements and shipping time. The Company's inventory control system helps the Company optimize its utilization rates in light of these factors in order to satisfy customer requirements, maximize revenue and optimize equipment levels.

COMPETITION

    Each of the Company's businesses is highly competitive. In its automated lighting business, the Company primarily competes with Coemar SPA, Clay Paky SPA, High End Systems, Inc., Martin Gruppen A/S and Production Resource Group, PLC. Of these competitors, only Production Resource Group, PLC rents equipment, while the others sell equipment to other rental companies. The Company's rental operations compete with a number of lighting rental companies. The Company competes primarily on the basis of product capabilities, quality, reliability, price, worldwide distribution, full service capabilities, brand name recognition, reputation, customer service and support. The
VARI*LITE-Registered Trademark- brand name has been recognized for years as the preeminent brand name for automated lighting.

    The market for design and production management services is highly competitive and fragmented, including hundreds of free-lance producers and designers. Competition in this industry is based primarily on personal relationships and creativity.

EMPLOYEES

    The Company has 397 full-time employees. In addition, the Company has 168 part-time and temporary employees. None of the Company's employees is a party to any collective bargaining agreement and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be good.

FINANCIAL INFORMATION

    Financial information regarding segments and operations by geographic area is set forth in Note B and Note M of the notes to consolidated financial statements.

ITEM 2.  PROPERTIES

    The Company leases all of its facilities, including four facilities comprising approximately 120,200 square feet in Dallas, Texas under leases that expire in April 2003. The Dallas facilities contain the Company's executive offices, manufacturing, warehouse, maintenance, research and development facilities and training center. The executive offices and warehouse space of Vari-Lite Production Services, Ltd. ("London") are located in London, England in one facility comprising approximately 57,000 square feet and the associated lease expires in April 2010. The executive offices of Vari-Lite Asia, Inc. ("Vari-Lite Asia"), as well as its technical center, are located in Tokyo in two leased facilities aggregating approximately 23,300 square feet, the terms of which expire in February 2003 and November 2004. The Company also leases office and warehouse space in New York and Los Angeles of 35,300 and 58,000 square feet, respectively, with lease term expirations of August 2010 and April 2004, respectively. In addition, the Company leases sales offices in Chicago, Las Vegas, Nashville and Orlando. The Company believes it maintains generally adequate insurance with respect to its properties.

ITEM 3.  LEGAL PROCEEDINGS

    In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims.

    In November 1998, the Company brought suit in the United States District Court for the Eastern District of Texas asserting a number of claims of infringement of several of its patents by Martin Gruppen A/S and Martin Professional A/S (collectively "Martin") seeking monetary damages and injunctive relief to prevent future patent infringement. In July 1999, the court entered a preliminary injunction prohibiting Martin from making, using, leasing or offering for sale or lease in the United States, or importing into the United States, certain products. In August 2000, the Company negotiated a settlement with Martin, the terms of which included a cash payment of $5.0 million to the Company and authorization for Martin to continue to sell all existing products that were subject to the Company's patents. At the request of the Company and Martin, the lawsuit was dismissed by the court in September 2000.

    In November 1999, Coemar S.p.A. and Clay Paky S.p.A. filed separate lawsuits against the Company in the United States Distict Court for the Southern District of New York. The suits were transferred to the United States District Court for the Northern District of Texas on July 12, 2000. The lawsuits seek declarations from the court that a certain patent of the Company is invalid, unenforceable, and/or not infringed by Coemar S.p.A. and Clay Paky S.p.A. In December 2000, the Company negotiated a settlement with Coemar S.p.A. and Clay Paky S.p.A, the specific terms of which are confidential, but included a cash settlement paid to the Company and authorization for Coemar S.p.A and Clay Paky S.p.A to continue to sell all existing products that were subject to the Company's patents. The lawsuits are currently stayed pending Coemar S.p.A and Clay Paky S.p.A's compliance with settlement terms.

    In November 1999, SGM Elettronica, s.r.l. and Studio Due s.r.l. each filed a lawsuit against the Company in the United States District Court for the Southern District of New York. Both lawsuits sought declarations from the court that a certain patent of the Company is invalid, unenforceable, and/or not infringed by SGM Elettronica, s.r.l. nor Studio Due s.r.l. The lawsuit was dismissed by the court for lack of subject matter juridiction on July 12, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on the Nasdaq National Market under the symbol "LITE." The Company consummated its initial public offering of Common Stock on October 16, 1997. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market:

                                                                  PRICE RANGE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR 1999
  First Quarter.............................................   $4.750     $2.000
  Second Quarter............................................   $4.250     $2.625
  Third Quarter.............................................   $2.813     $2.000
  Fourth Quarter............................................   $2.125     $0.875

FISCAL YEAR 2000
  First Quarter.............................................   $1.688     $0.938
  Second Quarter............................................   $4.000     $0.938
  Third Quarter.............................................   $2.750     $0.875
  Fourth Quarter............................................   $1.500     $0.688

FISCAL YEAR 2001
  First Quarter.............................................   $2.500     $0.625
  Second Quarter (through January 10, 2001).................   $1.625     $0.750

    There were 70 stockholders of record of Common Stock on January 10, 2001.

    The Company has not paid, and does not anticipate paying in the foreseeable future, any cash dividends and expects that future earnings will be retained to finance operations and expansion. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company's earnings levels, capital requirements and financial condition and such other factors the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for the Company as of and for each of the five fiscal years in the period ended September 30, 2000, have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this report.

                                                                            YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------------------------------
                                                                1996       1997       1998       1999       2000
                                                              --------   --------   --------   --------   --------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
  INCOME STATEMENT DATA:
  Rental revenues...........................................  $ 60,291   $ 66,095   $ 73,235   $ 78,520   $ 76,366
  Product sales and service revenues........................    16,847     24,563     15,141     13,012     17,322
                                                              --------   --------   --------   --------   --------
    Total revenues..........................................    77,138     90,658     88,376     91,532     93,688
  Rental costs..............................................    23,462     26,746     33,172     39,557     35,990
  Product sales and service costs...........................    10,746     13,301     10,472      7,393     10,881
                                                              --------   --------   --------   --------   --------
  Gross profit..............................................    42,930     50,611     44,732     44,582     46,817
  Selling, general and administrative expense...............    29,878     32,779     35,014     38,224     37,102
  Research and development expense..........................     4,404      6,657      6,690      5,586      5,152
  Impairment of assets......................................        --         --      3,542         --      3,850
  Restructuring costs.......................................        --         --      1,080        600         --
  Gains on lawsuit settlement and sale of lease.............        --         --         --         --     (3,993)
                                                              --------   --------   --------   --------   --------
  Operating income (loss)...................................     8,648     11,175     (1,594)       172      4,706
  Interest expense (net)....................................     3,291      3,930      2,881      4,540      5,180
                                                              --------   --------   --------   --------   --------
  Income (loss) before taxes, extraordinary loss and
    cumulative effect of change in accounting principle.....     5,357      7,245     (4,475)    (4,368)      (474)
  Income taxes (benefit)....................................     2,238      2,916     (1,785)    (1,725)      (187)
                                                              --------   --------   --------   --------   --------
  Income (loss) before extraordinary loss and cumulative
    effect of change in accounting principle................     3,119      4,329     (2,690)    (2,643)      (287)
  Extraordinary loss from early extinguishment of debt......        --         --       (737)        --         --
  Cumulative effect of change in accounting principle.......        --         --       (195)        --         --
                                                              --------   --------   --------   --------   --------
  Net income (loss).........................................  $  3,119   $  4,329   $ (3,622)  $ (2,643)  $   (287)
                                                              ========   ========   ========   ========   ========
  Net income (loss) per basic share.........................  $   0.54   $   0.75   $  (0.47)  $  (0.34)  $  (0.04)
  Net income (loss) per diluted share.......................  $   0.53   $   0.74   $  (0.47)  $  (0.34)  $  (0.04)
  Cash dividends per share(1)...............................  $   0.11   $   0.18   $     --   $     --   $     --
  Weighted average basic shares outstanding.................     5,813      5,799      7,712      7,800      7,800
  Weighted average diluted shares outstanding...............     5,912      5,819      7,712      7,800      7,800

OTHER DATA:
EBITDA(2)...................................................  $ 18,716   $ 22,838   $ 11,984   $ 15,538   $ 18,547
Net cash provided by operations.............................     7,925     15,237      6,474      8,494      9,653
Net cash provided (used) by investing activities............   (11,826)   (23,071)   (27,576)   (10,040)     4,314
Net cash provided (used) by financing activities............     2,564      8,346     23,673     (2,181)   (10,284)
Capital expenditures........................................    11,981     23,212     25,841     12,914      3,980

                                                                              AS OF SEPTEMBER 30,
                                                              ----------------------------------------------------
                                                                1996       1997       1998       1999       2000
                                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Total assets................................................  $78,581    $96,704    $114,627   $107,700   $94,703
Total debt..................................................   37,349     46,242      50,333     48,050    37,735
Stockholders' equity........................................   24,538     27,541      44,704     43,235    41,748

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is a leading worldwide designer, manufacturer and distributor of automated lighting systems. The Company provides automated lighting and other related equipment and production services primarily to the entertainment industry, serving markets such as concert touring, theater, television and film and corporate events. The Company sells and rents its VARI*LITE-Registered Trademark- automated lighting systems through its own domestic and international offices, rental associates and worldwide independent dealers. Historically, the Company has only rented its VARI*LITE-Registered Trademark- products rather than offering products for sale, however, the Company began selling certain VARI*LITE-Registered Trademark-products in fiscal 2000. The Company is also a leader in providing complementary products and services to the entertainment industry, including conventional lighting equipment, and design and production management services for conventions, business meetings and special events. Prior to the sale of its concert sound reinforcement business in November 2000, the Company was also a leading provider of concert sound reinforcement systems primarily to the concert touring market.

    The Company's rental revenues are generated from the rental of VARI*LITE-Registered Trademark- automated lighting systems and conventional lighting equipment, and through November 2000 still included the rental of concert sound reinforcement systems. Product sales and services revenues are derived from the sale of VARI*LITE-Registered Trademark- automated lighting equipment and design and production management services.

    Rental revenues were $73.2 million, $78.5 million and $76.4 million or 82.9%, 85.8% and 81.5% of total revenues during fiscal 1998, 1999 and 2000, respectively. The majority of the Company's rental revenues are earned from the rental of VARI*LITE-Registered Trademark- automated lighting systems, with the remainder from the rental of conventional lighting equipment and, prior to the sale of the business in November 2000, concert sound reinforcement systems. The Company's rental revenues are recorded as earned over the term of each contract. Rental costs consist of direct costs of maintaining, supporting and delivering the rental equipment and the depreciation costs of the capital expenditures incurred to manufacture or purchase the rental equipment. The Company depreciates rental equipment over periods of five to ten years.

    The Company generates sales revenue from the sale of VARI*LITE-Registered Trademark- automated lighting equipment as well as its design and production management services to corporations and business associations for conventions, business meetings and special events. Through the first quarter of 1999, the Company generated sales revenue from its custom stage and stage set design and construction service and from the sale of architectural automated lighting systems. During fiscal 1998, the Company made a strategic decision to dispose of its architectural lighting product line. As a result of this decision, its architectural lighting assets were written down to their net realizable values, resulting in a charge of $3.5 million for the impairment of these assets in fiscal 1998. On October 30, 1998, the Company sold substantially all of its architectural assets for their net book value. During fiscal 1998, the Company's architectural lighting product line experienced operating losses of $1.7 million and operating income of $0.2 million in 1999. On December 31, 1998, the Company sold substantially all of the assets of Brilliant
Stages, Ltd., ("Brilliant Stages") one of the Company's European subsidiaries, which incurred an operating loss of $0.5 million in fiscal 1998 and experienced break even operating results in 1999.

    The following table reflects the percentages of total revenues by market:

                                                                  YEARS ENDED
                                                                 SEPTEMBER 30,
                                                         ------------------------------
                                                           1998       1999       2000
                                                         --------   --------   --------
Concert Touring........................................    35.0%      31.3%      27.6%
Theatre................................................    18.2       13.1       10.0
Television and Film....................................    15.5       20.9       21.8
Corporate Events.......................................    23.2       26.9       26.1
Dealer Sales...........................................      --        1.7       11.9
Other..................................................     8.1        6.1        2.6
                                                          -----      -----      -----
    Total Revenue......................................   100.0%     100.0%     100.0%
                                                          =====      =====      =====

    Although the Company expects revenues earned from concert touring (primarily rental revenues) to continue to represent a significant percentage of the Company's total revenues, from fiscal 1998 to fiscal 2000 concert touring revenues have decreased as a percentage of the Company's total revenues due to an increase in rental revenues generated from the Company's other customer markets and the increase in revenues from product sales. The Company has experienced fluctuations in its concert touring revenues because of the unpredictable nature of the timing and duration of such tours and expects such fluctuations to continue in the future. Revenues earned from the theater market decreased from fiscal 1998 through fiscal 2000 primarily as a result of a decrease in sales-type leases to this market segment. The Company anticipates revenue from the theater market will continue to fluctuate with the development of new theatrical productions and the cloning of productions. Revenues earned from the television and film market have increased from fiscal 1998 to fiscal 2000 as a result of the expanding worldwide television market and the need to meet additional programming requirements. In addition, the Company has experienced an increase in revenues from the corporate events market as a result of an increasing number of companies that have exhibited the desire to create entertainment-like productions. The increase in dealer sales from fiscal 1998 to fiscal 2000 is the result of the Company's strategic decision to begin selling VARI*LITE-Registered Trademark- products in fiscal 2000.

    The following table reflects the Company's geographic region revenues as a percentage of total revenues (see Note M of the "Notes to Consolidated Financial Statements"):

                                                           1998       1999       2000
                                                         --------   --------   --------
North America..........................................    54.3%      52.0%      60.9%
Europe.................................................    34.6       35.3       28.0
Asia...................................................    11.1       12.7       11.1
                                                          -----      -----      -----
    Total Revenue......................................   100.0%     100.0%     100.0%
                                                          =====      =====      =====

    The majority of European and Asian revenues are denominated in British pounds sterling and Japanese yen, respectively. The Company has offices in London and Tokyo. Prior to their sale in July and October 2000, the Company also had offices in Brussels, Paris, Madrid, Stockholm and Amsterdam. Fluctuations in foreign currencies have impacted, and will continue to impact, the Company's consolidated results of operations due to the translation of foreign currencies into U.S. dollars. The Company has typically maintained foreign currency borrowings to act as an economic hedge against fluctuations in British pounds sterling and Japanese yen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

    The following table sets forth the percentages of total revenues (or as percentages of a component of total revenues as shown) represented by certain consolidated income statement data and other data for the indicated periods:

                                                                       YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Income Statement Data:
  Rental revenues...........................................    82.9%      85.8%      81.5%
  Product sales and service revenues........................    17.1       14.2       18.5
                                                               -----      -----      -----
    Total revenues..........................................   100.0      100.0      100.0
  Rental costs..............................................    37.5       43.2       38.4
  Product sales and service costs...........................    11.9        8.1       11.6
                                                               -----      -----      -----
  Gross margin..............................................    50.6       48.7       50.0
  Selling, general and administrative expense...............    39.6       41.7       39.6
  Research and development expense..........................     7.6        6.1        5.5
  Impairment of assets......................................     4.0         --        4.1
  Restructuring costs.......................................     1.2        0.7         --
  Gains on lawsuit settlement and sale of lease.............      --         --       (4.2)
                                                               -----      -----      -----
  Operating income (loss)...................................    (1.8)       0.2        5.0
  Interest expense (net)....................................     3.3        5.0        5.5
                                                               -----      -----      -----
  Loss before income taxes, extraordinary item and
    cumulative effect of change in accounting principle.....    (5.1)      (4.8)      (0.5)
  Income tax benefit........................................    (2.0)      (1.9)      (0.2)
                                                               -----      -----      -----
  Loss before extraordinary item and cumulative effect of
    change in accounting principle..........................    (3.1)      (2.9)      (0.3)
  Extraordinary loss........................................    (0.8)        --         --
  Cumulative effect of change in accounting principle.......    (0.2)        --         --
                                                               -----      -----      -----
  Net loss..................................................    (4.1)%     (2.9)%     (0.3)%
                                                               =====      =====      =====
Other Data:
  Rental revenues...........................................   100.0%     100.0%     100.0%
  Rental costs..............................................    45.3       50.4       47.1
                                                               -----      -----      -----
  Rental gross margin.......................................    54.7%      49.6%      52.9%
                                                               =====      =====      =====
  Product sales and service revenues........................   100.0%     100.0%     100.0%
  Product sales and service costs...........................    69.2       56.8       62.8
                                                               -----      -----      -----
  Product sales and service gross margin....................    30.8%      43.2%      37.2%
                                                               =====      =====      =====
  EBITDA(1).................................................    13.6%      17.0%      19.8%

------------------------

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

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1999

    REVENUES. Total revenues increased 2.4%, or $2.2 million, to $93.7 million in fiscal 2000, compared to $91.5 million in fiscal 1999. The revenue increase was attributable primarily to the factors set forth below.

    RENTAL REVENUES. Rental revenues decreased 2.7%, or $2.1 million, to $76.4 million in fiscal 2000, compared to $78.5 million in fiscal 1999. This decrease was primarily due to a decrease in the revenues earned by the Company's European and Asian rental operations, partially offset by increased revenues from the Company's North American rental operations.

    PRODUCT SALES AND SERVICES REVENUES. Product sales and services revenues increased 33.1%, or $4.3 million, to $17.3 million in fiscal 2000, compared to $13.0 million in fiscal 1999. This increase was primarily due to sales of new and used VARI*LITE-Registered Trademark- automated lighting equipment which increased $3.6 million to $10.4 million for fiscal 2000 compared to $6.8 million in fiscal 1999

    RENTAL COSTS. Rental costs decreased 9.0%, or $3.6 million, to $36.0 million in fiscal 2000, compared to $39.6 million in fiscal 1999. Rental costs as a percentage of rental revenues decreased to 47.1% in fiscal 2000, from 50.4% in fiscal 1999. The decrease in rental costs as a percentage of total rental revenues was primarily due to improvement in rental prices and general reductions in variable operating costs.

    PRODUCT SALES AND SERVICES COSTS. Product sales and services costs increased 47.2%, or $3.5 million, to $10.9 million in fiscal 2000, compared to $7.4 million in fiscal 1999. Product sales and services costs as a percentage of product sales and services revenues increased to 62.8% in fiscal 2000, from 56.8% in fiscal 1999. The increase in product sales and services costs as a percentage of the related revenues was primarily the result of a decrease in revenues from sales-type leases which have historically had a lower cost of sales compared to product sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased 2.9%, or $1.1 million, to $37.1 million in fiscal 2000, compared to $38.2 million in fiscal 1999. This expense as a percentage of total revenues decreased to 39.6% in fiscal 2000 from 41.7% in fiscal 1999. This decrease was primarily due to lower overhead costs as a result of the Company's restructuring efforts.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 7.8%, or $0.4 million, to $5.2 million in fiscal 2000, compared to $5.6 million in fiscal 1999. This expense as a percentage of total revenues decreased to 5.5% in fiscal 2000, from 6.1% in fiscal 1999. This decrease was primarily the result of a decrease in employee related costs as a result of employee terminations from the restructuring of the Company in fiscal 1999.

    IMPAIRMENT OF ASSETS. In June and October 2000, the Company made a strategic decision to sell a portion of its European operations. As a result, these European assets were written down to their net realizable value, resulting in a pre-tax charge of $3.9 million for fiscal 2000.

    GAINS ON LAWSUIT SETTLEMENT AND SALE OF LEASE. In August 2000, the Company settled a patent infringement lawsuit for $5.0 million which resulted in a net gain of $1.7 million and also negotiated the sale of a building lease in New York which resulted in a net gain of $2.3 million.

    RESTRUCTURING COSTS. In 1999, the Company recorded a $0.6 million pretax charge for the estimated costs of restructuring the Company's operations. The charge includes severance payments and other costs associated with the termination of approximately 15 employees. The charge also includes costs associated with terminating leases and the write off of the net book value of leasehold improvements associated with the closing of two offices.

    INTEREST EXPENSE. Interest expense increased 14.1%, or $0.7 million, to $5.2 million in fiscal 2000, compared to $4.5 million in fiscal 1999. This increase was due to higher interest rates in fiscal 2000.

    INCOME TAXES.  The effective tax rate in fiscal 2000 and 1999 was 39.5%.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1998

    REVENUES. Total revenues increased 3.6%, or $3.1 million, to $91.5 million in fiscal 1999, compared to $88.4 million in fiscal 1998. The revenue increase was attributable primarily to the factors set forth below.

    RENTAL REVENUES. Rental revenues increased 7.2%, or $5.3 million, to $78.5 million in fiscal 1999, compared to $73.2 million in fiscal 1998. This increase was primarily due to the acquisition of several of the Company's European distributors in fiscal 1998. Prior to acquiring each distributor, the Company received and recognized approximately one-half of the rental revenue earned by the distributor in accordance with the terms of the distributor agreement. After acquiring each distributor, the Company's results reflect all of the revenues the distributor would have earned.

    PRODUCT SALES AND SERVICES REVENUES. Product sales and services revenues decreased 14.1%, or $2.1 million, to $13.0 million in fiscal 1999, compared to $15.1 million in fiscal 1998. This decrease was primarily due to the sale of the Company's architectural automated lighting product line in October 1998 and substantially all of the assets of Brilliant Stages in December 1998. Offsetting these decreases were increases in revenues from sales-type lease revenues which increased as a result of the conversion of several North American dealers from a monthly rental arrangement to a fully paid long term lease program. Revenues from sales-type leases increased $3.5 million, to $4.7 million for fiscal 1999 compared to $1.2 million for fiscal 1998.

    RENTAL COSTS. Rental costs increased 19.3%, or $6.4 million, to $39.6 million in fiscal 1999, compared to $33.2 million in fiscal 1998. Rental costs as a percentage of rental revenues increased to 50.4% in fiscal 1999, from 45.3% in fiscal 1998. The increase in rental costs as a percentage of total rental revenues was primarily due to increased costs associated with the higher level of conventional equipment rentals which has a higher cost associated with it than automated equipment, pricing pressures from competitors and the inclusion of all of the costs of the operations of the European distributors that were acquired in fiscal 1998. Prior to acquiring each distributor, the Company's rental costs associated with distributor rental revenues were almost exclusively the depreciation on the equipment assigned to the distributor. After acquiring the distributor, the Company's results reflect all of the additional rental costs incurred from operating the business previously operated by the distributor.

    PRODUCT SALES AND SERVICES COSTS. Product sales and services costs decreased 29.4%, or $3.1 million, to $7.4 million in fiscal 1999, compared to $10.5 million in fiscal 1998. Product sales and services costs as a percentage of product sales and services revenues decreased to 56.8% in fiscal 1999, from 69.2% in fiscal 1998. The decrease in product sales and services costs as a percentage of the related revenues was primarily the result of the sale of the Company's architectural automated lighting product line in October 1998 and the sale of substantially all of the assets of Brilliant Stages in December 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 9.2%, or $3.2 million, to $38.2 million in fiscal 1999, compared to $35.0 million in fiscal 1998. This increase resulted primarily from the additional administrative costs associated with the acquisition of certain of the Company's European distributors in fiscal 1998. This expense as a percentage of total revenues increased to 41.7% in fiscal 1999 from 39.6% in fiscal 1998.

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

    IMPAIRMENT OF ASSETS. In October 1998, the Company made a strategic decision to dispose of its architectural automated product line. As a result, the Company's architectural lighting assets were written down to their net realizable value, resulting in a pre-tax charge of $3.5 million during the period ended September 30, 1998.

    RESTRUCTURING COSTS. In 1999, the Company recorded a $0.6 million pretax charge for the estimated costs of restructuring the Company's operations. The charge includes severance payments and other costs associated with the termination of approximately 15 employees. The charge also includes the cost associated with terminating leases and the write off of the net book value of leasehold improvements associated with the closing of two offices. In 1998, the Company recorded a pretax charge of $1.1 million for the estimated costs of restructuring the Company's operations. The costs included the cost of employee terminations and were comprised of primarily severance payments and other employee related costs associated with terminating the employment of approximately 75 people.

    INTEREST EXPENSE. Interest expense increased 57.6%, or $1.6 million, to $4.5 million in fiscal 1999, compared to $2.9 million in fiscal 1998. This increase was due to higher interest rates.

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

                                                           QUARTERS ENDED
                                          ------------------------------------------------
                                          DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30   FISCAL YEAR
                                          -----------   --------   --------   ------------   -----------
                                                           (IN THOUSANDS)
FISCAL 1998
Total Revenues..........................    $22,519     $19,227    $22,529       $24,101       $88,376
EBITDA..................................      6,067       3,139      4,107        (1,329)       11,984
Operating income (loss).................      2,842        (123)       670        (4,983)       (1,594)

FISCAL 1999
Total Revenues..........................    $25,248     $23,170    $20,066       $23,048       $91,532
EBITDA..................................      5,339       4,415      3,073         2,711        15,538
Operating income (loss).................      1,466         347       (661)         (980)          172

FISCAL 2000
Total Revenues..........................    $27,679     $20,719    $21,509       $23,781       $93,688
EBITDA..................................      6,938       2,714      4,004         4,891        18,547
Operating income (loss).................      3,315        (838)       502         1,727         4,706

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

    The Company has experienced and is expected to continue to experience fluctuations in quarterly operating results, both between different quarters within the same fiscal year and with respect to the same quarter between different fiscal years. These fluctuations arise from several factors, including the timing and dollar value of product sales, the dependence of the Company on concert tours, which are unpredictable in timing and duration, the introduction of new products and general economic conditions both domestically and internationally. Because of the possibilities of significant fluctuations, results for any quarter may not be indicative of results that may be achieved in a full year. EBITDA and operating loss for the quarter ended September 30, 1998, include charges totaling $4.6 million for the write-down of impaired architectural lighting assets to their net realizable value and employee termination and lease cancellation costs associated with restructuring the Company's operations. EBITDA and operating loss for the quarter ended
September 30, 1999, include charges totaling $0.6 million for employee termination costs associated with restructuring the Company's operations. EBITDA and operating income for the quarter ended June 30, 2000, includes charges totaling $0.7 million for the impairment of assets used in the Company's Madrid, Spain operations which were sold. EBITDA and operating loss for the quarter ended September 30, 2000, includes total gains on the settlement of the patent infringement lawsuit and the sale of a building lease in New York of $4.0 million partially offset by charges totaling $3.2 million for the impairment of assets used in the Company's continental European operations which were sold.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of approximately $6.5 million, $8.5 million and $9.7 million during fiscal 1998, 1999 and 2000, respectively.

    On October 21, 1997, the Company consummated the initial public offering of its common stock and used the net proceeds of approximately $21.3 million to repay its outstanding indebtedness. On December 19, 1997, the Company entered into a $50.0 million multicurrency revolving credit facility (the "Old Credit Facility") and canceled its existing credit facility. As a result of the cancellation, the Company expensed deferred financing costs of $0.7 million (net of tax benefit of $0.4 million), which have been reflected in the consolidated statements of income as an extraordinary loss. Borrowings under the Old Credit Facility were $32.2 million at September 30, 2000. Subsequent to September 30, 2000, the Company used proceeds of $22.2 million from the sale of the Company's sound reinforcement business, the sale of the Company's continental European rental operations and the funding of the London Bank Loan (hereinafter defined) to reduce borrowings under the Old Credit Facility to $10.0 million.

    On December 29, 2000, Vari-Lite entered into a three-year $24.5 million credit facility (the "New Credit Facility") which includes a $12.0 million term loan (the "Term Loan"), a $5.0 million revolving credit facility (the "Revolver") and a $3.0 million term commitment to fund capital expenditures (the "Capital Expenditure Loan"). The Revolver and the Capital Expenditure Loan commitments will increase to $7.5 million and $5.0 million, respectively, by January 15, 2002, if the Company achieves specified financial performance. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility). Initially, all outstanding borrowings under the New Credit Facility bear interest at the lender's base rate or LIBOR, plus a rate margin of .75% and 2.50%, respectively. Beginning on January 15, 2002, all outstanding balances under the New Credit Facility will bear interest at the lender's base rate or LIBOR plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the Revolver. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2003. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

    On November 23, 2000, the Company entered into a British pounds sterling
4.0 million (USD 5.8 million) term loan with a United Kingdom bank (the "London Bank Loan"). The loan, which accrues interest at the rate of 9.1% per annum and amortizes over 48 months, is secured by all of the assets of the Company's London operations. Other terms of the loan include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

    The Company typically hedged a portion of its currency fluctuation risk by borrowing foreign currencies under the Old Credit Facility. Cash generated from the Company's European and Asian operations is typically denominated in the local currencies of these foreign offices and is used to pay expenses incurred in those currencies and service the foreign currency borrowings. The London Bank Loan is serviced by cash generated from the Company's London operations and serves as an economic hedge for net cash generated from those operations. This would not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In the future, the Company may use other financial instruments to hedge its foreign currency fluctuation risk.

    Prior to fiscal 1999, the Company had funded the costs to manufacture automated lighting equipment to be rented to certain distributors with advances made by the distributors under the terms of the Company's distributorship agreements. The distributors typically advanced to the Company an amount equal to the cost to manufacture the equipment, and entered into agreements whereby the distributors had the exclusive right to sublease the lighting equipment within defined territories. Borrowings by the Company under these agreements, which were secured by liens against the applicable equipment, were repaid by the Company through future rentals due from the distributors under the terms of their distributorship agreements. Outstanding borrowings from distributors at September 30, 1998, 1999 and 2000 were approximately $1.2 million, $0.3 million and zero, respectively. All amounts advanced by distributors are accounted for by the Company as short-term debt.

    The Company has borrowed money to purchase computer equipment, office furniture and fixtures and conventional lighting equipment. These loans typically amortize over three years and bear interest at various rates ranging from 1.6% to 9.3%. Proceeds received under this type of financing were approximately $2.0 million, $1.4 million and $2.9 million for fiscal 1998, 1999 and 2000, respectively, and borrowings outstanding at September 30, 1998, 1999 and 2000 were approximately $3.2 million, $2.6 million and $3.8 million, respectively.

    In fiscal 2000, the Company also borrowed $1.9 million to purchase computer equipment and office furniture and fixtures through capitalized leases which bear interest at a rates from 2.3% to 10.35%. At September 30, 2000, the outstanding borrowings were $1.7 million.

    The Company uses customer advances to fund short-term working capital and immediate capital expenditure needs for specific contracts. As of September 30, 1998, 1999 and 2000, the Company had unearned revenue related to customer advances of approximately $1.7 million, $2.6 million and $3.3 million, respectively.

    The Company did not pay dividends in fiscal 1998, 1999 and 2000 and does not anticipate paying any additional cash dividends for the foreseeable future.

    The Company's business requires significant capital expenditures. Capital expenditures for fiscal 1998, 1999 and 2000 were approximately $25.8 million, $12.9 million and $4.0 million, respectively, of which approximately $22.6 million, $11.2 million and $2.6 million were for rental equipment inventories. The majority of the Company's revenues are generated through equipment rentals and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands. Total rental equipment inventories increased from approximately $90.1 million at the beginning of fiscal 1996 to $123.2 million at September 30, 2000. This increase primarily consisted of automated lighting equipment, including new products, additional inventory of existing products and the replacement of equipment sold or otherwise disposed.

    Inventory included in current assets consists primarily of raw materials, finished goods and spare parts inventory for the Company's automated lighting equipment. Raw materials represented 87%, 90% and 90% of total inventory at September 30, 1998, 1999 and 2000, respectively.

    The Company had a working capital surplus of $6.2 million at September 30, 1998, a working capital deficit of approximately $0.2 million at September 30, 1999 and $2.1 million at September 30, 2000. The Company has historically maintained working capital deficits since the bulk of its revenue generating assets are classified as long-term assets rather than current assets. The working capital surplus in 1998 was primarily the result of the refinancing of the Company's senior bank debt which resulted in more of he Company's debt being classified as long-term.

    Management believes that cash flow generated from operations and borrowing capacity under the New Credit Facility will be sufficient to meet the Company's anticipated operating cash and capital expenditure needs for the next twelve months. Because the Company's future operating results will depend on a number of factors, including the demand for the Company's products and services, the success of the Company to market, sell and support products, the level of competition, the success of the Company's research and development programs, the Company's ability to achieve competitive and technological advances and general and economic conditions and other factors beyond the Company's control, there can be no assurance that sufficient capital resources will be available to fund the expected expansion of its business beyond such period.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This report includes "forward-looking statements" as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company: fluctuations in operating results and seasonality; the success of the Company to market, sell and support products sold; technological changes; reliance on intellectual property; dependence on entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; and dependence on key suppliers and dependence on manufacturing facility. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk primarily due to fluctuations in interest rates and foreign currency.

    As of September 30, 2000, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an increase in interest expense of approximately $0.3 million.

    The Company has typically hedged a portion of its currency fluctuation risk by borrowing foreign currencies under the Old Credit Facility. Cash generated from the Company's European and Asian operations is typically denominated in the local currencies of these foreign offices and is used to pay expenses incurred in those currencies and service the foreign currency borrowings. The London Bank Loan is serviced by cash generated from the Company's UK operations and serves as an economic hedge for net cash generated from these operations. This would not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In the future, the Company may use other financial instruments to hedge its foreign currency fluctuation risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and its subsidiaries which are required by this Item 8 are listed in Part IV, Item 14(a) of this report. Such consolidated financial statements are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report on the basis that the registrant will file a definitive proxy statement pursuant to Regulation 14A for its annual meeting of shareholders to be held on March 2, 2001 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Report of the Compensation Committee and Omnibus Committee on Executive Compensation, the Report of the Audit Committee or the Stock Performance Graph included in the Proxy Statement.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not Applicable

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

    (c) Reports on Form 8-K

        A Form 8-K was filed on November 13, 2000 reporting on the sale of a portion of the Company's European operations. A Form 8-K was filed December 4, 2000 reporting on the sale of Showco, Inc.

    (d) Exhibits

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
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

         3.2            By-Laws of the Company (incorporated by reference to
                        Exhibit 3.2 to the Company's Registration Statement on Form
                        S-1 No. 333-33559)

         3.3            Certificate of Desigation of Rights, Preferences and
                        Privileges of Series A Junior Participating Preferred Stock,
                        Dated September 22, 1999 (incorporated by reference to
                        Exhibit 3.3 to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 1999)

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

         4.3            Supplement, dated as of August 31, 1999, to the Warrant
                        Agreement, dated as of July 31, 1996, between the Company
                        and Chase Bank of Texas, N.A. (incorporated by reference to
                        Exhibit 4.3 to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 1999)

         4.4            Amendment No. 1, dated as of August 31, 1999, to the Warrant
                        Agreement, dated as of July 31, 1996, between the Company
                        and Brown Brothers Harriman & Co. (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K
                        for the year ended September 30, 1999)

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
         4.5            Amendment No. 1, dated as of August 31, 1999, to the Warrant
                        Agreement, dated as of July 31, 1996, between the Company
                        and Suntrust Bank, Atlanta (incorporated by reference to
                        Exhibit 4.5 to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 1999)

         4.6            Amendment No. 1, dated as of August 31, 1999, to the Warrant
                        Agreement, dated as of July 31, 1996, between the Company
                        and Comerica Bank-Texas (incorporated by reference to
                        Exhibit 4.6 to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 1999)

         4.7            Amendment No. 1, dated as of August 31, 1999, to the Warrant
                        Agreement, dated as of July 31, 1996, between the Company
                        and The First National Bank of Chicago (as successor to NBD
                        Bank) (incorporated by reference to Exhibit 4.7 to the
                        Company's Annual Report on Form 10-K for the year ended
                        September 30, 1999)

         4.8            Supplement, dated as of August 31, 1999, to the Warrant
                        Agreement, dated as of July 31, 1996, between the Company, Brown Brothers Harriman & Co., the First National Bank of
                        Chicago as successor to NBD Bank, Suntrust Bank, Comerica
                        Bank-Texas, and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)

        10.1            Employment Agreement, dated as of July 1, 1995, between the
                        Company and H.R. Brutsche III (incorporated by reference to
                        Exhibit 10.1 to the Company's Registration Statement on
                        Form S-1 No. 333-33559)

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

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
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

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
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

        10.33           Amendment No.1, dated April 24, 1998 to the Multicurrency
                        Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference 10.33 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

        10.34           Amendment No. 2, dated July 31, 1998 to the Multicurrency
                        Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report for the quarterly period ended June 30, 1998)

        10.35           Amendment No. 3, dated December 15, 1998 to the
                        Multicurrency Credit Agreement, dated as of December 19,
                        1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to
                        Exhibit 4.5 to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 1999)

        10.36           Amendment No. 1, effective November 2, 1998, to the Deferred
                        Compensation Agreement, dated as of July 1, 1995, between
                        the Company and H.R. Brutsche III (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K
                        for the year ended September 30, 1999)

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
        10.37           Amendment No. 1, effective November 2, 1998, to the Deferred
                        Compensation Agreement, dated as of July 1, 1995, between
                        the Company and John D. Maxson (incorporated by reference to
                        Exhibit 4.5 to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 1999)

        10.38           Amendment No. 1, effective November 2, 1998, to the Deferred
                        Compensation Agreement, dated as of July 1, 1995, between
                        the Company and James H. Clark, Jr. (incorporated by
                        reference to Exhibit 10.38 to the Company's Quarterly Report for the quarterly period ended December 31, 1998)

        10.39           Amendment No. 1, effective November 2, 1998, to the Deferred
                        Compensation Agreement, dated as of July 1, 1995, between
                        the Company and J. Anthony Smith (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report for the
                        quarterly period ended December 31, 1998)

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

        10.42           Amendment No. 4, dated April 1, 1999, to the Multicurrency
                        Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report for the quarterly period ended March 31, 1999)

        10.43           Temporary Waiver Agreement, dated August 12, 1999, to the
                        Multicurrency Credit Agreement, dated as of December 19,
                        1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to
                        Exhibit 10.43 to the Company's Quarterly Report for the
                        quarterly period ended June 30, 1999)

        10.44 Rights Agreement, dated September 27, 1999, by and between the Company and Chas Mellon Shareholder Services, L.L.C.
                        (incorporated by reference to Exhibit 4.1 to the Company's
                        Form 8-K filed September 22, 1999)

        10.45           Amendment No. 5, dated August 25, 1999, to the Multicurrency
                        Credit Agreement, dated as of December 19, 1997, among the
                        Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to Exhibit 10.45 to
                        the Company's Annual Report on Form 10-K for the year ended
                        September 30, 1999)

        10.46           Amendment No. 6, dated January 11, 2000, to the
                        Multicurrency Credit Agreement, dated as of December 19,
                        1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to
                        Exhibit 10.46 to the Company's Annual Report on Form 10-K
                        for the year ended September 30, 1999)

        10.47           Share Purchase Agreement, dated October 26, 2000, between
                        Vari-Lite International, Inc. and First Events B.V.
                        (incorporated by reference to Exhibit 2.1 to the Company's
                        Form 8-K filed November 13, 2000)

        10.48           Asset Purchase Agreement, dated October 26, 2000, between
                        Vari-Lite, Inc. and First Events B.V. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed
                        November 13, 2000)

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
        10.49           Asset Transfer Agreement, dated November 17, 2000, by and
                        among Vari-Lite International, Inc., Showco, Inc. and
                        Clearsho, LLC (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed December 4, 2000)

        10.50           Equity Purchase Agreement, dated November 17, 2000, by and among Vari-Lite International, Inc., Showco, Inc., Clair
                        Brothers Audio Enterprises, Inc. and Clair Acquisition Corp.
                        (incorporated by reference to Exhibit 2.2 to the Company's
                        Form 8-K filed December 4, 2000)

       *10.51           Financing Agreement, dated December 29, 2000, between
                        Vari-Lite, Inc. and Firstar Bank, National Association

       *10.52           Security Agreement, dated December 29, 2000, between
                        Vari-Lite, Inc. and Firstar Bank, National Association

       *10.53           Guaranty Agreement, dated December 29, 2000, made by the
                        Company in favor of Firstar Bank, National Association

       *10.54           Patent, Trademark and License Security Agreement, dated
                        December 29, 2000, between Vari-Lite, Inc. and Firstar Bank,
                        National Association

       *10.55 Chattel Mortgage Facility Offer, dated November 9, 2000, between Vari-Lite Production Services, Ltd. and Barclays
                        Mercantile Business Finance Limited

       *10.56           Mortgage, dated November 23, 2000, between Vari-Lite
                        Production Services, Ltd. and Barclays Mercantile Business
                        Finance Limited

       *10.57           Guarantee & Idemnity--Cross Border, dated November 23, 2000, between the Company and Barclays Mercantile Business Finance
                        Limited on behalf of Vari-Lite Production Services, Ltd.

       *21.1            List of Company's Subsidiaries

       *23.1            Consent of Deloitte & Touche LLP

       *27.1            Financial Data Schedule

------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas and State of Texas on the 16th day of January, 2001.

                                                       VARI-LITE INTERNATIONAL, INC.

                                                       By:            /s/ H.R. BRUTSCHE III
                                                            -----------------------------------------
                                                                        H.R. Brutsche III
                                                                 CHAIRMAN OF THE BOARD AND CHIEF
                                                                        EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 16th day of January, 2001.

            /s/ H.R. BRUTSCHE III              Chariman of the Board and Chief Executive
--------------------------------------------     Officer (Principal Executive Officer)
              H.R. Brutsche III

          /s/ JEROME L. TROJAN III             Vice President--Finance, Chief Financial
--------------------------------------------     Officer, Treasurer and Secretary (Principal
            Jerome L. Trojan III                 Financial and Accounting Officer)

           /s/ JAMES H. CLARK, JR.             Director
--------------------------------------------
             James H. Clark, Jr.

             /s/ JOHN D. MAXSON                Director
--------------------------------------------
               John D. Maxson

            /s/ JOHN R. RETTBERG               Director
--------------------------------------------
              John R. Rettberg

            /s/ J. ANTHONY SMITH               Director
--------------------------------------------
              J. Anthony Smith

                         INDEX TO FINANCIAL STATEMENTS
                      CONSOLIDATED FINANCIAL STATEMENTS OF
                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

Independent Auditors' Report................................   F-2

Consolidated Balance Sheets as of September 30, 1999 and
  2000......................................................   F-3

Consolidated Statements of Operations and Comprehensive Loss
  for the Years Ended September 30, 1998, 1999, and 2000....   F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended September 30, 1998, 1999 and 2000.............   F-5

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1998, 1999 and 2000.........................   F-6

Notes to Consolidated Financial Statements..................   F-7

    The following financial statement supplementary schedule of the Registrant and its subsidiaries required to be included in
Item 14(b) is listed below:

Schedule II--Valuation and Qualifying Accounts..............   S-1

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Vari-Lite International, Inc.
Dallas, Texas

    We have audited the accompanying consolidated balance sheets of Vari-Lite International, Inc. and subsidiaries (herein referred to as "the Company") as of September 30, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(b). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
December 12, 2000
(December 29, 2000 as to the fourth paragraphs of Notes E and Q)

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                1999       2000
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash......................................................  $  1,969   $  4,315
  Receivables, less allowance for doubtful accounts of $720
    and $740................................................    13,056     12,369
  Inventory.................................................     6,586     13,695
  Prepaid expense and other current assets..................     1,715      1,352
                                                              --------   --------
    TOTAL CURRENT ASSETS....................................    23,326     31,731
EQUIPMENT AND OTHER PROPERTY:
  Lighting and sound equipment..............................   135,220    123,210
  Machinery and tools.......................................     6,044      5,678
  Furniture and fixtures....................................     5,009      5,089
  Office and computer equipment.............................    11,060     10,377
  Work in progress and raw materials inventory..............     3,040        680
                                                              --------   --------
                                                               160,373    145,034
    Less accumulated depreciation and amortization..........    83,323     84,097
                                                              --------   --------
                                                                77,050     60,937
OTHER ASSETS................................................     7,324      2,035
                                                              --------   --------
    TOTAL ASSETS............................................  $107,700   $ 94,703
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 11,855   $ 10,873
  Unearned revenue..........................................     2,606      3,272
  Income taxes payable......................................       440         82
  Current portion of long-term obligations..................     8,591     19,599
                                                              --------   --------
    TOTAL CURRENT LIABILITIES...............................    23,492     33,826
LONG-TERM OBLIGATIONS.......................................    39,459     18,136
DEFERRED INCOME TAXES.......................................     1,514        993
                                                              --------   --------
    TOTAL LIABILITIES.......................................    64,465     52,955
COMMITMENTS AND CONTINGENCIES (Note F and H)................        --         --
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.10 par value (10,000,000 shares
    authorized; no shares issued)...........................        --         --
  Common Stock, $0.10 par value (40,000,000 shares
    authorized; 7,845,167 shares issued; 7,800,003 shares
    outstanding)............................................       785        785
  Treasury Stock............................................      (186)      (186)
  Additional paid-in capital................................    25,026     25,026
  Stockholder notes receivable..............................       (30)       (19)
  Accumulated other comprehensive income (loss)--foreign
    currency translation adjustment.........................       892       (319)
  Retained earnings.........................................    16,748     16,461
                                                              --------   --------
    TOTAL STOCKHOLDERS' EQUITY..............................    43,235     41,748
                                                              --------   --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $107,700   $ 94,703
                                                              ========   ========

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Rental revenues.............................................  $  73,235   $  78,520   $  76,366
Product sales and services revenues.........................     15,141      13,012      17,322
                                                              ---------   ---------   ---------
  TOTAL REVENUES............................................     88,376      91,532      93,688
Rental cost.................................................     33,172      39,557      35,990
Product sales and services cost.............................     10,472       7,393      10,881
                                                              ---------   ---------   ---------
  TOTAL COST OF SALES.......................................     43,644      46,950      46,871
                                                              ---------   ---------   ---------
  GROSS PROFIT..............................................     44,732      44,582      46,817
Selling, general and administrative expense.................     35,014      38,224      37,102
Research and development expense............................      6,690       5,586       5,152
Impairment of assets........................................      3,542          --       3,850
Restructuring costs.........................................      1,080         600          --
Gains on lawsuit settlement and sale of lease...............         --          --      (3,993)
                                                              ---------   ---------   ---------
  TOTAL OPERATING EXPENSES..................................     46,326      44,410      42,111
                                                              ---------   ---------   ---------
OPERATING INCOME (LOSS).....................................     (1,594)        172       4,706
Interest expense (net)......................................      2,881       4,540       5,180
                                                              ---------   ---------   ---------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND CHANGE IN
  ACCOUNTING PRINCIPLE......................................     (4,475)     (4,368)       (474)
Income tax benefit..........................................     (1,785)     (1,725)       (187)
                                                              ---------   ---------   ---------
LOSS BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE............................     (2,690)     (2,643)       (287)
Extraordinary loss from early extinguishment of debt........       (737)         --          --
Cumulative effect of change in accounting principle.........       (195)         --          --
                                                              ---------   ---------   ---------
NET LOSS....................................................     (3,622)     (2,643)       (287)
Other comprehensive income (loss)--foreign currency
  translation adjustment....................................       (591)      1,122      (1,211)
                                                              ---------   ---------   ---------
COMPREHENSIVE LOSS..........................................  $  (4,213)  $  (1,521)  $  (1,498)
                                                              =========   =========   =========

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING.......  7,712,332   7,800,003   7,800,003
                                                              =========   =========   =========

PER SHARE INFORMATION
BASIC AND DILUTED:
  Loss before extraordinary loss and cumulative effect of
    change in accounting principle..........................  $   (0.35)  $   (0.34)  $   (0.04)
  Extraordinary loss........................................  $   (0.10)  $      --   $      --
  Cumulative effect of change in accounting principle.......  $   (0.02)  $      --   $      --
                                                              ---------   ---------   ---------
  Net loss..................................................  $   (0.47)  $   (0.34)  $   (0.04)
                                                              =========   =========   =========

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                        PREFERRED STOCK          COMMON STOCK         TREASURY STOCK      ADDITIONAL   STOCKHOLDER
                                      --------------------   --------------------   -------------------    PAID-IN        NOTES
                                       SHARES      AMOUNT     SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL     RECEIVABLE
                                      ---------   --------   ---------   --------   --------   --------   ----------   -----------
BALANCE, OCTOBER 1, 1997............         --    $   --    5,845,167     $585     (45,164)    $(186)     $ 3,344        $(176)
Initial Public Offering.............                         2,000,000      200                             21,082
Payments on stockholder notes
  receivable........................                                                                                         94
Other comprehensive loss--foreign
  currency translation adjustment...
Net loss............................
                                      ---------    ------    ---------     ----     -------     -----      -------        -----
BALANCE, SEPTEMBER 30, 1998.........                         7,845,167      785     (45,164)     (186)      24,426          (82)
Payments on stockholder notes
  receivable........................                                                                                         52
Revaluation of stock warrants.......                                                                           600
Other comprehensive income--foreign
  currency translation adjustment...
Net loss............................
                                      ---------    ------    ---------     ----     -------     -----      -------        -----
BALANCE, SEPTEMBER 30, 1999.........         --        --    7,845,167      785     (45,164)     (186)      25,026          (30)
Payments on stockholder notes
  receivable........................                                                                                         11
Other comprehensive loss--foreign
  currency translation adjustment...
Net loss............................
                                      ---------    ------    ---------     ----     -------     -----      -------        -----
BALANCE, SEPTEMBER 30, 2000.........         --    $   --    7,845,167     $785     (45,164)    $(186)     $25,026        $ (19)
                                      =========    ======    =========     ====     =======     =====      =======        =====

                                                  ACCUMULATED
                                       STOCK         OTHER
                                      PURCHASE   COMPREHENSIVE   RETAINED
                                      WARRANTS   INCOME (LOSS)   EARNINGS    TOTAL
                                      --------   -------------   --------   --------
BALANCE, OCTOBER 1, 1997............   $ 600        $   361      $23,013    $27,541
Initial Public Offering.............                                         21,282
Payments on stockholder notes
  receivable........................                                             94
Other comprehensive loss--foreign
  currency translation adjustment...                   (591)                   (591)
Net loss............................                              (3,622)    (3,622)
                                       -----        -------      -------    -------
BALANCE, SEPTEMBER 30, 1998.........     600           (230)      19,391     44,704
Payments on stockholder notes
  receivable........................                                             52
Revaluation of stock warrants.......    (600)                                    --
Other comprehensive income--foreign
  currency translation adjustment...                  1,122                   1,122
Net loss............................                              (2,643)    (2,643)
                                       -----        -------      -------    -------
BALANCE, SEPTEMBER 30, 1999.........      --            892       16,748     43,235
Payments on stockholder notes
  receivable........................                                             11
Other comprehensive loss--foreign
  currency translation adjustment...                 (1,211)                 (1,211)
Net loss............................                                (287)      (287)
                                       -----        -------      -------    -------
BALANCE, SEPTEMBER 30, 2000.........   $  --        $  (319)     $16,461    $41,748
                                       =====        =======      =======    =======

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                                 (IN THOUSANDS)

                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (3,622)  $ (2,643)  $   (287)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................    13,515     15,230     13,841
    Amortization of note discount and deferred loan fees....        83        136        453
    Provision for doubtful accounts.........................       641        140        178
    Extraordinary loss from early extinguishment of debt....       737         --         --
    Cumulative effect of change in accounting principle.....       195         --         --
    Impairment of Assets....................................     3,542         --      3,850
    Gain on sale of lease...................................        --         --     (2,251)
    Deferred income taxes...................................    (2,735)    (2,194)      (521)
    Gain on sale of equipment and other property............       (18)      (159)      (626)
    Gains on sale of Brilliant Stages and cancellation of
     land lease and loss on sale of Dubai...................        --       (462)        --

    Net change in assets and liabilities:
      Accounts receivable...................................     1,758        268       (130)
      Inventory.............................................    (3,561)    (2,545)    (6,852)
      Prepaid expenses......................................       746         12        324
      Other assets..........................................    (3,085)     1,668      2,583
      Accounts payable, accrued liabilities and income taxes
       payable..............................................      (318)    (1,869)    (1,588)
      Unearned revenue......................................    (1,404)       912        679
                                                              --------   --------   --------
    Net cash provided by operating activities...............     6,474      8,494      9,653

Cash flows from investing activities:
  Capital expenditures, including rental equipment..........   (25,841)   (12,914)    (3,980)
  Acquisition of European companies, net of cash acquired...    (1,833)    (1,192)        --
  Proceeds from sale of the Madrid operations and sale of
    lease...................................................        --         --      4,714
  Proceeds from sale of Irideon, Brilliant Stages and Dubai
    assets and cancellation of land lease...................        --      3,666         --
  Proceeds from sale of equipment...........................        98        400      3,580
                                                              --------   --------   --------
    Net cash provided (used) by investing activities........   (27,576)   (10,040)     4,314

Cash flows from financing activities:
  Proceeds from issuance of debt............................    79,760     33,178     29,198
  Principal payments on debt................................   (76,418)   (34,765)   (39,214)
  Proceeds from issuance of distributor advances............       690         --         --
  Principal payments on distributor advances................    (1,735)      (646)      (279)
  Proceeds from payments on stockholder notes receivable....        94         52         11
  Proceeds from public offering of common stock.............    21,282         --         --
                                                              --------   --------   --------
    Net cash provided (used) by financing activities........    23,673     (2,181)   (10,284)
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (595)     1,858     (1,337)
                                                              --------   --------   --------
Net increase (decrease) during the year.....................     1,976     (1,869)     2,346
Cash, beginning of year.....................................     1,862      3,838      1,969
                                                              --------   --------   --------
Cash, end of year...........................................  $  3,838   $  1,969   $  4,315
                                                              ========   ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest expense............................  $  2,732   $  3,958   $  5,459
  Cash paid for income taxes................................  $  1,313   $    821   $    427
  Non-cash transactions:
    Warrants revalued.......................................  $     --   $   (600)  $     --

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE A--ORGANIZATION:

    The Company is a leading worldwide designer, manufacturer and distributor of automated lighting systems. The Company provides automated lighting and other related equipment and production services primarily to the entertainment industry, servicing markets such as concert touring, theater, television and film and corporate events. The Company sells and rents its VARI*LITE(-Registered Trademark-) automated lighting systems through its own domestic and international offices, rental associates and worldwide independent dealers.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES

    The consolidated financial statements of Vari-Lite International, Inc. include the accounts of its wholly-owned subsidiaries which consist of operating and holding companies. The operating companies consist of Vari-Lite, Inc. ("Vari-Lite"), Showco, Inc. ("Showco"), IR Sub, Inc. (formerly Irideon, Inc.), IGNITION! Creative Group, Inc., BS, Ltd. (formerly Brilliant Stages, Ltd.), Vari-Lite Asia, Inc., Vari-Lite Hong Kong Limited, Vari-Lite Production Services, Ltd., ("VLPS London") Vari-Lite Production Services, SA. ("VLPS Madrid"), Vari-Lite Production Services, N.V. ("VLPS Brussels"), Vari-Lite Production Services, AB. ("VLPS Stockholm"), and Vari-Lite Production Services, SAS ("VLPS Paris"). The wholly-owned holding companies include Vari-Lite Europe Holdings Limited, Vari-Lite Europe International, B.V. ("VLI Europe") and Vari-Lite Production Services Europe, N.V. During 1998, the Company acquired two of its distributors for a total purchase price of approximately $3,160 which created approximately $1,000 of goodwill. In October 1998, the Company acquired the VARI-LITE(-Registered Trademark-) distribution rights and related assets of its French distributor for approximately $1,200, virtually all of which was recorded as goodwill.

    On October 30, 1998, the Company sold substantially all of the assets of its Irideon architectural automated lighting product line for its net book value, after writedown, of approximately $2,000 (see Note I). On December 31, 1998, the Company sold substantially all of the assets of Brilliant Stages, Ltd., one of the Company's European subsidiaries. On September 23, 1999, the Company sold substantially all of the assets of its Dubai operation. On June 30, 2000, the Company sold its entire interest in VLPS Madrid and the VARI*LITE(-Registered Trademark-) equipment used in the operations for a loss of $650. On October 26, 2000, the Company sold 100% of its interest in VLI Europe and 0.4% of its interest in VLPS Paris and all the VARI*LITE(-Registered Trademark-) lighting equipment used in those operations. VLI Europe owned 100% of VLPS Brussels, 99.6% of VLPS Paris and 100% of VLPS Stockholm. This transaction resulted in a pre-tax charge of $3,200 which included the write off of all the associated goodwill. All material intercompany transactions and balances have been eliminated.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from these estimates.

    Certain reclassifications have been made to the September 30, 1998 and 1999 consolidated financial statements to conform to the presentation in the September 30, 2000 consolidated financial statements.

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

INVENTORY

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes certain indirect purchasing and handling costs incurred to acquire and manage inventory and certain overhead costs. Market for raw materials is based on replacement cost and for other inventory classifications on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

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

OTHER ASSETS

    The Company capitalizes and includes in other assets deferred financing costs and the costs of acquiring patents and trademarks on its products. Deferred financing costs are amortized over the term of the related debt. Amortization on patents and trademarks is computed on the straight-line basis over the lives of the patents or trademarks or the period of expected benefit, if shorter. In addition, the Company capitalizes legal costs associated with the pursuit of third parties for infringement of certain of the Company's patents, copyrights and trademarks when the Company is successful, or management believes it will be successful, and that these costs will be recovered pursuant to SFAS No. 121. These costs are amortized over the lives of the applicable patents, copyrights and trademarks.

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

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

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

DERIVATIVE INSTRUMENTS

    Prior to fiscal year 1998, the Company had entered into an interest rate swap agreement to reduce the risks associated with variable interest rates. The interest rate swap agreement corresponded to a portion of the outstanding principal balance of the Company's line of credit. The Company recorded the amount paid or received pursuant to the swap agreement as an adjustment to interest expense, and the related payable or receivable to or from the counterparty as a liability or asset, respectively. In August 1999, the termination of the interest swap prior to the scheduled maturity resulted in a charge to expense for the amount of unamortized costs and payments required under the agreement. The Company terminated the interest rate swap agreement in August 1999 for $300 in cash from the counterparty. As a result, the Company recorded a gain for the amount of cash received in excess of the unamortized costs. The gain is included in selling, general and administrative expenses in the accompanying financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    In assessing the fair value of financial instruments at September 30, 1999 and 2000, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

    The carrying amounts of cash, receivables, payables and long term obligations approximated fair value as of September 30, 1999 and 2000.

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

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

NET INCOME PER SHARE

    Net income per share is calculated by dividing net income by the weighted average shares outstanding for the applicable period. Common stock equivalents, including warrants and options, are included, to the extent considered dilutive, using the treasury stock method and are assumed to be outstanding for the full period in the period of issuance. Options to purchase 556,000, 736,100 and 657,900 shares of Common Stock at prices ranging from $13.20 to $1.125 were outstanding at September 30, 1998, 1999 and 2000, respectively. Warrants to purchase 242,233 shares of Common Stock at a price of $11.53 were outstanding at September 30, 1998. In addition, warrants to purchase 296,057 shares of Common Stock at a price of $3.75 were outstanding at September 30, 1999 and 2000. None of the options or warrants in 1998, 1999 and 2000 were included in the computation of diluted EPS as they were antidilutive.

ACCOUNTING STANDARDS CHANGES

    In 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that the costs of starting significant new operations be expensed as incurred. The Company's practice had been to record such costs as deferred charges and to amortize them over periods of not more than five years. The Company early adopted the SOP effective October 1, 1997 and recorded a pre-tax charge of $282 ($195 after taxes, or $0.02 per basic and diluted share) in the first quarter 1998 results as a cumulative effect of this accounting change.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137 and SFAS No. 138, the Statement is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective
October 1, 2000. The adoption of SFAS No. 133 did not have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

SEGMENT REPORTING

    The Company operates in geographic segments located in North America, Europe and Asia. The Company markets its products and services to the entertainment industry, including the concert touring, theater, television and film and corporate events markets. Depending on the circumstances, the Company solicits business from lighting and set designers and consultants, artist managers, producers, production managers and production companies, promoters, corporations and business associations. No customer has accounted for more than 10% of the Company's revenues for at least the last three fiscal years. The Company does not rely on any major customer for a significant amount of its operation. See Note M for segment information.

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE C--INVENTORY:

    Inventory consists of the following:

                                                               1999       2000
                                                             --------   --------
Raw materials..............................................   $5,941    $12,341
Work in progress...........................................      500        698
Finished goods.............................................      145        656
                                                              ------    -------
                                                              $6,586    $13,695
                                                              ======    =======

NOTE D--OTHER ASSETS:

    Other assets consist of the following:

                                                               1999       2000
                                                             --------   --------
Patents and trademarks.....................................   $3,170    $   263
Goodwill...................................................    2,482         --
Deferred financing costs...................................      900        778
Other, including sales-type lease receivables..............    1,555      1,862
                                                              ------    -------
                                                               8,107      2,903
Less accumulated amortization..............................     (783)      (868)
                                                              ------    -------
                                                              $7,324    $ 2,035
                                                              ======    =======

    In fiscal 1999, patents and trademarks included amounts capitalized by the Company relating to patent infringement suits in which the Company is the plaintiff. In fiscal 2000, these amounts were written off against the proceeds received from the settlement (see Note F).

NOTE E--LONG-TERM OBLIGATIONS:

    Long-term obligations expressed in U.S. dollars consist of the following:

                                                              1999       2000
                                                            --------   --------
Revolving lines of credit:
    U.S. dollars..........................................   33,360     32,200
    British pounds sterling...............................    7,330         --
    Japanese yen..........................................    2,587         --
    French franc..........................................    1,222         --
                                                            -------    -------
      Total revolving lines of credit.....................   44,499     32,200
Advances from distributors................................      279         --
Obligations under capital leases with interest at 2.3% to
  10.35%, maturities through 2003.........................      647      1,692
Term loans with interest at 1.6% to 9.3%..................    2,625      3,843
                                                            -------    -------
                                                             48,050     37,735
Less current portion......................................   (8,591)   (19,599)
                                                            -------    -------
                                                            $39,459    $18,136
                                                            =======    =======

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

    Based on the total borrowings outstanding under the Old Credit Facility as of September 30, 1999 and 2000, the weighted average interest rates were 8.42% and 11.75%, respectively.

    On October 21, 1997, the Company consummated the initial public offering of its common stock and used the net proceeds of, approximately $21,300 to repay its outstanding indebtedness. On December 19, 1997, the Company entered into a $50,000 multicurrency revolving credit facility (the "Old Credit Facility") and canceled its existing credit facility. As a result of the cancellation, the Company expensed deferred financing costs of $737 (net of tax benefit of $481), which have been reflected in the consolidated statements of income as an extraordinary loss. Borrowings under the Old Credit Facility were $32,200 at September 30, 2000. Subsequent to September 30, 2000, the Company used proceeds of $22,200 from the sale of the Company's sound reinforcement business, the sale of the Company's continental European rental operations and the funding of the London Bank Loan (hereinafter defined) to reduce borrowings under the Old Credit Facility to $10,000.

    On December 29, 2000, Vari-Lite entered into a three-year $24,500 credit facility (the "New Credit Facility") which includes a $12,000 term loan (the "Term Loan"), a $5,000 revolving credit facility (the "Revolver") and a $3,000 term commitment to fund capital expenditures (the "Capital Expenditure Loan"). The Revolver and the Capital Expenditure Loan commitments will increase to $7,500 and $5,000, respectively, by January 15, 2002, if the Company achieves specified financial performance. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility). Initially, all outstanding borrowings under the New Credit Facility bear interest at the lender's base rate or LIBOR, plus a rate margin of .75% and 2.50%, respectively. Beginning on January 15, 2002, all outstanding balances under the New Credit Facility will bear interest at the lender's base rate or LIBOR plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite, and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2003. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

    On November 23, 2000, the Company entered into a British pounds sterling 4,000 (USD 5,800) term loan with a United Kingdom bank (the "London Bank Loan"). The loan, which accrues interest at the rate of 9.1% per annum and amortizes over 48 months, is secured by all of the assets of the Company's London operations. Other terms of the loan include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

    The Company typically hedged a portion of its currency fluctuation risk by borrowing foreign currencies under the Old Credit Facility. Cash generated from the Company's European and Asian operations is typically denominated in the local currencies of these foreign offices and is used to pay expenses incurred in those currencies and service the foreign currency borrowings. The London Bank Loan is serviced by cash generated from the Company's London operations and serves as an economic

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

hedge for net cash generated from those operations. This would not qualify for hedge accounting in accordance with SFAS No. 133. In the future, the Company may use other financial instruments to hedge its foreign currency fluctuation risk.

    As of September 30, 1998, the Company had interest rate swap agreements with two of its primary lenders relating to a notional principal amount of $24,200, which effectively changed the Company's variable LIBOR interest rate exposure on a substantial portion of its U.S. dollar borrowings to a fixed weighted average interest rate of 7.79%. In August 1999, the Company terminated the interest swap agreements for $300 in cash which was recorded as a gain and is included in selling, general and administrative expenses in the accompanying financial statements.

    In December 1997, the Company expensed deferred financing costs related to the prior debt facility of $737 (net of tax benefit of $481) due to the early extinguishment of debt, which have been reflected in the consolidated statements of income as an extraordinary loss for the year ended September 30, 1998. In 1999, the Company expensed a portion of the deferred financing costs related to the Old Credit Facility as a result of the modification in terms. The write-off of $271 is included in the interest expense in the accompanying financial statements.

    In connection with prior distributor agreements, the Company had received advances to provide the necessary funds for construction of the leased lighting systems (see Note H). The remaining balances outstanding under such borrowings at September 30, 1999 and 2000, were $279 and $0, respectively.

    As discussed in Notes E and Q, the Company entered into a new credit facility and as a result $15,063 has been reclassified to long-term obligations in accordance with SFAS No. 6 "Classification of Short-Term Obligations Expected to be Refinanced" Maturities of long-term obligations, including capital lease obligations, are approximately as follows at September 30, 2000:


2001........................................................  $19,599
2002........................................................    5,028
2003........................................................   11,196
2004........................................................    1,450
2005........................................................      462
                                                              -------
                                                              $37,735
                                                              =======

NOTE F--COMMITMENTS AND CONTINGENCIES:

    In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims.

    In November 1999, Coemar S.p.A. and Clay Paky S.p.A. filed separate lawsuits against the Company in the United States Distict Court for the Southern District of New York. The suits were transferred to the United States District Court for the Northern District of Texas on July 12, 2000. The lawsuits seek declarations from the court that a certain patent of the Company is invalid, unenforceable, and/or not infringed by Coemar S.p.A. and Clay Paky S.p.A. In December 2000, the Company negotiated a settlement with Coemar S.p.A. and Clay Paky S.p.A, the specific terms of which are confidential, but included a cash settlement paid to the Company and authorization for Coemar S.p.A and Clay Paky S.p.A to continue to

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

sell all existing products that were subject to the Company's patents. The lawsuits are currently stayed pending Coemar S.p.A and Clay Paky S.p.A's compliance with settlement terms.

    In November 1999, SGM Elettronica, s.r.l. and Studio Due, s.r.l. filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit sought declarations from the court that a certain patent of the Company is invalid, unenforceable, and/or not infringed by SGM Elettronica, s.r.l. nor Studio Due, s.r.1. The lawsuit was dismissed by the court for lack of subject matter juridiction on July 12, 2000.

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

    The Company filed a Registration Statement (Commission file no. 333-33559) for the public offering of 2,000,000 shares of common stock with the Securities and Exchange Commission, which became effective October 16, 1997. The shares were sold for $12.00 per share for an aggregate amount of $24,000. All of the shares sold were offered by the Company. The net offering proceeds to the Company of $21,282 was used to repay indebtedness under the Company's Credit Facility.

    On September 27, 1999, the Board of Directors approved the adoption of a Stockholders Rights Plan (the "Rights Plan"). The Rights Plan is designed to provide protection against coercive or unfair takeover tactics. Under the Rights Plan, the Company made a dividend distribution of one preferred stock purchase right for each share of common stock held of record as of September 27, 1999. Each right entitles the holder to buy one-one thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an initial exercise price of $8.50. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender offer which would result in such a person or group beneficially owning 15% or more of the Company's common stock. At that time, each Right not owned by such person or group will entitle its holder to purchase, at the Rights then current exercise price, shares of the Company's common stock having a value of twice the Right's exercise price. The Rights are redeemable by the Company and expire on September 26, 2009.

    The Company adopted a fixed option plan during fiscal 1998 which issues stock options and reserves shares of common stock for issuance to executives, key employees and directors. No compensation cost has been recognized for the stock options which were issued at or above fair value at the date of grant in fiscal 1998, 1999 and 2000. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1998, 1999 and 2000 consistent with the provisions in SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                       1998       1999       2000
                                                     --------   --------   --------
Net loss...........................................  $(3,911)   $(3,200)    $ (745)
Basic and diluted net loss per share...............  $ (0.51)   $ (0.41)    $(0.10)

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

    The weighted-average fair value of the individual options granted during fiscal 1998, 1999 and 2000 was estimated at $4.44, $1.52 and $0.47, respectively, on the date of grant. The fair values were determined using a Black-Scholes option pricing model with the following assumptions for 1998, 1999 and 2000:

                                                           1998       1999       2000
                                                         --------   --------   --------
Dividend yield.........................................  0          0          0
Volatility.............................................      30%        30%        30%
Risk-free interest rate................................       6%         6%         6%
Expected life..........................................   5 yrs.     5 yrs.     5 yrs.

    Under the plan, the total number of stock options that may be granted is 1,200,000. The price of the options granted pursuant to the plan will be equal to the fair market value of the common stock on the date of grant. The options vest over a two month to five year period and expire after ten years from the date of grant.

                                                          1998                  1999                  2000
                                                   -------------------   -------------------   -------------------
                                                              WEIGHTED              WEIGHTED              WEIGHTED
                                                              -AVERAGE              -AVERAGE              -AVERAGE
                                                   OPTIONS    EXERCISE   OPTIONS    EXERCISE   OPTIONS    EXERCISE
                                                    (000)      PRICE      (000)      PRICE      (000)      PRICE
                                                   --------   --------   --------   --------   --------   --------
Outstanding-Beginning of year....................     --       $   --       556     $ 12.00       736      $ 4.58
Granted..........................................    576        12.00       651        3.07        77        1.38
Exercised........................................     --           --        --          --        --          --
Forfeited........................................    (20)       12.00       (74)      (7.91)     (155)      (3.08)
Canceled or expired..............................     --           --      (397)     (11.87)       --          --
                                                     ---                   ----                  ----
Outstanding-End of year..........................    556        12.00       736        4.58       658        4.56
                                                     ===                   ====                  ====
Exercisable-End of year..........................      8        13.20        33       12.61       195        5.97
                                                     ===                   ====                  ====

    At September 30, 2000, exercise prices, number of options outstanding and remaining contractual life are shown in the following table:

                                                                    OUTSTANDING         EXERCISABLE
                                                              -----------------------   -----------
                                                                          REMAINING
                                                               NUMBER    CONTRACTUAL      NUMBER
EXERCISE PRICE                                                 (000)     LIFE (YEARS)      (000)
--------------                                                --------   ------------   -----------
$1.125......................................................    130           8.90           26
$1.375......................................................     77           9.19           --
$ 3.75......................................................    329           7.27          112
$12.00......................................................     80           7.04           32
$13.20......................................................     42           2.04           25

    On November 28, 1998, the Company cancelled options to acquire 12,000 shares of Common Stock at $7.875, 6,000 shares of Common Stock at $11.875 and 378,700 shares of Common Stock at $12.00. The Company simultaneously issued options to acquired 396,700 shares of Common Stock at $3.75 per share which was above the fair market value on the date of grant.

    In July 1996, in connection with an amendment to the Company's Credit Facility, the Company issued warrants to purchase up to 242,233 shares of Common Stock at an exercise price based on the Company's

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

earnings as defined in the warrant agreement ($11.53 per share). These warrants were valued at $600 and recorded in stockholders' equity. The terms of the warrants also provide for registration rights and adjustments to the price and number of shares in certain circumstances. In August 1999, as part of an amendment to the Company's Credit Facility, the Company issued additional warrants to purchase 53,824 shares of Common Stock at $3.75 per share. These warrants were assigned no value. The amendment also repriced the warrants to purchase 242,233 shares from a price of $11.53 per share to $3.75 per share. In connection with the repricing, the value of the warrants was written off to additional paid in capital. The warrants expire on December 31, 2004 and as of September 30, 2000, no warrants had been exercised.

NOTE H--LEASES:

AS LESSOR

    As lessor, the Company has agreements whereby it has leased certain lighting equipment to various distributors. These agreements are accounted for as operating leases. Under the terms of these agreements, these distributors have the exclusive right for a specified time period to market the lighting equipment by subrental within defined territories. The distributors' lease payments to the Company are based on a pre-determined percentage of the gross rental revenue received by the distributors from their subrental of the lighting equipment and amounted to approximately $2,693, $1,253 and $517 for the years ended
September 30, 1998, 1999, and 2000, respectively. The lighting equipment under these leasing arrangements had a net book value of approximately $6,594 and $3,850 at September 30, 1998 and 1999, respectively, and $0 at September 30, 2000 as a result of termination of the agreements.

    The Company is also the lessor under sales-type leases. Leases classified as sales-type leases generally stipulate that all lease payments be made within 30 days of the commencement of the lease term; however, the Company has also entered into certain sales-type leases that allow for periodic payments throughout the term of the lease. The Company recorded revenues of $1,154, $4,665 and $1,222 and cost of products and services of $369, $1,674 and $683 for the years ended September 30, 1998, 1999 and 2000, respectively, related to sales-type leases.

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

AS LESSEE

    The Company leases certain computers and equipment. The following is a summary of assets held under capital leases:

                                                                1999       2000
                                                              --------   --------
Computers and equipment under capital leases................   $4,070     $3,664
Less accumulated depreciation...............................   (3,263)    (3,360)
                                                               ------     ------
Property under capital leases, net..........................   $  807     $  304
                                                               ======     ======

    The Company also leases manufacturing facilities and office space. The future minimum lease payments as of September 30, 2000, including those which relate to capital leases which are included in long-term obligations, are as follows:

                                                             CAPITAL    OPERATING
                                                             --------   ---------
2001.......................................................   $ 906      $1,406
2002.......................................................     836       1,354
2003.......................................................     136       1,166
2004.......................................................      --         782
2005.......................................................      --         514
Thereafter.................................................      --       1,874
                                                              -----      ------
Total minimum lease payments...............................   1,878      $7,096
                                                                         ======
Less amount representing interest..........................    (186)
                                                              -----
Present value of net minimum lease payments................   1,692
Less current portion.......................................    (777)
                                                              -----
Long-term lease obligations................................   $ 915
                                                              =====

    Rental expense for the years ended September 30, 1998, 1999 and 2000 was $2,809, $3,100 and $3,405, respectively.

    In December 1995, the Company entered into a lease with an unaffiliated developer for land. Rent expense under this lease was $388 and $99 for the years ended September 30, 1998 and 1999. In December 1998, the lease was canceled as a result of the sale of the land by the lessor, resulting in a gain to the Company of approximately $500 which is included in selling, general and administrative expense in the accompanying financial statements.

NOTE I--IMPAIRMENT OF ASSETS:

    On October 26, 2000, the Company sold 100% of its interest in VLI Europe and 0.4% of its interest in VLPS Paris. VLI Europe owned 100% of VLPS Brussels, 99.6% of VLPS Paris, and 100% of VLPS Stockholm and all the VARI*LITE-Registered Trademark- lighting equipment used in those operations. This transaction resulted in a pre-tax charge of $3,200 which was recorded as an asset impairment in the fourth quarter of fiscal year 2000. On June 30, 2000 the Company sold its entire interest in VLPS Madrid and the VARI*LITE-Registered Trademark- equipment used in the operations resulting in a pre-tax charge of $650 which was recorded as an asset impairment in the third quarter of fiscal year 2000. During 1998, the Company made a strategic decision to

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

dispose of its architectural automated lighting product line. As a result of this decision, the assets were written down to their net realizable value in accordance with SFAS No. 121. This resulted in a pre-tax charge of $3,542 (or $2,179 after taxes, $0.28 per basic and diluted share). On October 30, 1998, the Company sold substantially all of the architectural automated lighting assets for their net book value.

NOTE J--RESTRUCTURING COSTS:

    In the fourth quarter of fiscal 1999, the Company recorded a pretax charge of $600 (or $369 after taxes, $0.05 per basic and diluted share) for the estimated costs of restructuring certain of the Company's operations. The charge includes severance payments and other costs associated with the termination of approximately 15 employees. The charge also included the cost associated with terminating leases and the write off of the net book value of leasehold improvements associated with the closing of two offices. Communication of the employee terminations and office closings occurred prior to September 30, 1999 and severance payments were completed by the end of fiscal 2000. In the fourth quarter of fiscal 1998, the Company recorded a pretax charge of $1,080 (or $664 after taxes, $0.09 per basic and diluted share) for the estimated costs of restructuring the Company's operations. The costs were comprised primarily of severance payments and other employee related costs associated with terminating the employment of approximately 75 people.

    The following represents a rollforward of the restructuring accrual which is included in accounts payable and accrued expenses in the accompanying financial statements:

Balance at September 30, 1998...............................   $1,080
Severance payments to employees.............................     (977)
Legal fees..................................................      (54)
Other.......................................................       (9)
Restructuring accrual recorded..............................      600
                                                               ------
Balance at September 30, 1999...............................      640
Severance payments to employees.............................     (563)
Legal fees..................................................       --
Other.......................................................      (77)
                                                               ------
Balance at September 30, 2000...............................   $   --
                                                               ======

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE K--INCOME TAXES:

    The provision (benefit) for income taxes consists of the following:

                                                       1998       1999       2000
                                                     --------   --------   --------
Current:
  U.S. Federal.....................................  $    --    $    --     $  --
  State............................................       33          8         4
  International....................................      917        461       330
Deferred:
  U.S. Federal.....................................   (2,244)    (1,608)     (494)
  State............................................     (264)      (262)      (44)
  International....................................     (807)      (324)       17
                                                     -------    -------     -----
Income tax benefit.................................   (2,365)    (1,725)     (187)
Less:
  Deferred income taxes related to extraordinary
    losses.........................................     (452)        --        --
  Deferred income taxes related to cumulative
    effect of change in accounting principle.......     (128)        --        --
                                                     -------    -------     -----
Income tax benefit excluding income taxes related
  to extraordinary losses and cumulative effect of
  change in accounting principle...................  $(1,785)   $(1,725)    $(187)
                                                     =======    =======     =====

    A reconciliation of income taxes computed at the U.S. Federal statutory tax rate to the provision for income taxes is as follows:

                                                       1998       1999       2000
                                                     --------   --------   --------
Income tax benefit at U.S. Federal statutory
  rate.............................................  $(2,036)   $(1,485)    $(161)
International taxes................................     (167)      (126)      (47)
State taxes........................................     (240)      (131)      (24)
Foreign and general business tax credits...........       --         --        --
Other..............................................       78         17        45
                                                     -------    -------     -----
                                                     $(2,365)   $(1,725)    $(187)
                                                     =======    =======     =====

    Deferred income taxes reflect the net tax effects of deductible temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

tax purposes. The tax effects of significant items comprising the Company's net deferred income taxes consists of the following:

                                                               1999       2000
                                                             --------   --------
Deferred tax asset
  Foreign tax credit carryover.............................  $ 2,615     $2,159
  Net operating loss carryover.............................    6,890      4,031
  Alternative minimum tax credit carryover.................      507        507
  General business credits.................................      636        636
  Accrued impairment costs--sale of European Operations....       --      1,221
  Other tax asset items....................................    1,213        455
Deferred tax liability
  Depreciation.............................................  (12,270)    (9,463)
  Other tax liability items................................     (561)      (282)
                                                             -------     ------
Total......................................................     (970)      (736)
Less: Valuation allowance..................................     (544)      (257)
                                                             -------     ------
Net deferred income taxes..................................  $(1,514)    $ (993)
                                                             =======     ======

    For tax purposes, the Company has approximately $2,159 of foreign tax credits that expire in 2001 through 2002 and a net loss carryover of $10,894 that will expire in 2011 through 2019. In addition, approximately $507 of alternative minimum tax credits (which do not expire) are available to offset future regular tax liability. The benefit of this tax credit carryforward has been recognized for financial statement purposes as part of deferred taxes. In fiscal 1999 and 2000, there was a valuation allowance of $544 and $257, respectively, related to foreign tax credits.

    International income taxes relate to the Company's operations in England, Japan, Belgium, Sweden, Spain, France and Hong Kong, as well as to withholding taxes on revenue generated by the Company's foreign distributors.

NOTE L--EMPLOYEE BENEFIT PLANS:

    The Company has a defined contribution 401(k) plan in which substantially all its U.S. employees can elect to be participants. Under the terms of the 401(k) plan, employees can defer up to 20% of their earnings up to the permitted maximum as defined by IRS regulations. The Company matches 50% of the employee's contribution up to 5% of the employee's earnings during the plan year. During the years ended September 30, 1998, 1999 and 2000, the Company's cost to match employee contributions was approximately $274, $310 and $320, respectively.

    Substantially all employees of the Company's London-based operations may elect to be participants in the Vari-Lite Europe Pension Plan. The plan is a defined contribution plan under which employees may contribute up to 3% of their base salaries. The Company makes contributions at a rate of 200% of the employee contributions, with additional contributions made for certain key employees. The Company incurred costs of $231, $208 and $154, representing matching contributions for the years ended September 30, 1998, 1999 and 2000, respectively.

    The Company adopted an employee stock ownership plan ("ESOP"), effective January 1, 1995, in which its U.S. employees are eligible to participate after completing one year of service, attaining age

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

twenty-one and being a participant making elective deferrals in the Company's 401(k) Plan. Each year the Company may make discretionary contributions of cash to the ESOP as determined by the Board of Directors or a committee thereof. Participants' interests in the ESOP are distributed in the form of cash or stock upon normal retirement, disability, death or at a specific time after any other termination of employment.

    The Company adopted an employee stock equivalence plan ("ESEP") for the Company's non-U.S. subsidiaries, effective January 1, 1995, in which its employees are eligible to participate after completing one year of service, attaining age twenty-one and for London-based employees, participating in the VLEH Pension Plan. Each year the Company may make discretionary contributions of stock to the ESEP as determined by the Board of Directors or a committee thereof. Participants' interests in the ESEP are distributed in the form of cash upon normal retirement, disability, death or at a specific time after any other termination of employment. Subsequent to the end of fiscal 2000, the Company terminated the ESEP.

    In 1998, the Company accrued $250 and subsequently in 1999 made a cash contribution to the Trustee who in turn purchased 91,000 shares on the open market. In 1999, the Company accrued $250 and subsequently in 2000 made a cash contribution to the Trustee who in turn purchased 183,000 shares on the open market. In 2000, the Company has accrued $250 for contribution to the ESOP and ESEP and has subsequently purchased 42,495 shares on the open market with $183 remaining to be funded.

NOTE M--SEGMENT INFORMATION:

    In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operational segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Operating Officer ("COO"). The COO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in one

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

industry segment. Information about the Company's operations by geographic segment for the fiscal years ended September 30, 1998, 1999 and 2000 is presented below:

                                               NORTH
                                              AMERICA      ASIA      EUROPE    INTERCOMPANY    TOTAL
SEPTEMBER 30, 1998:                           --------   --------   --------   ------------   --------
Net Revenues from unaffiliated customers....  $47,953    $ 9,858    $30,565       $    --     $88,376
Intersegment sales..........................    6,039         --         --        (6,039)         --
                                              -------    -------    -------       -------     -------
  Total net revenues........................   53,992      9,858     30,565        (6,039)     88,376
Operating income (loss).....................   (1,821)     1,384     (1,157)           --      (1,594)
Depreciation and amortization...............   10,506        157      2,915            --      13,578
Total assets................................   99,409      5,599     17,265        (7,646)    114,627
SEPTEMBER 30, 1999:
Net Revenues from unaffiliated customers....  $47,598    $11,668    $32,266       $    --     $91,532
Intersegment sales..........................   20,065         --         --       (20,065)         --
                                              -------    -------    -------       -------     -------
  Total net revenues........................   67,663     11,668     32,266       (20,065)     91,532
Operating income (loss).....................      816      1,306     (1,950)           --         172
Depreciation and amortization...............   12,421        139      2,806            --      15,366
Total assets................................   93,747      7,585     15,386        (9,018)    107,700
SEPTEMBER 30, 2000:
Net Revenues from unaffiliated customers....  $57,004    $10,430    $26,254       $    --     $93,688
Intersegment sales..........................   19,668        251      1,139       (21,058)         --
                                              -------    -------    -------       -------     -------
  Total net revenues........................   76,672     10,681     27,393       (21,058)     93,688
Operating income (loss).....................    4,057         (8)       657            --       4,706
Depreciation and amortization...............   11,654        182      2,005            --      13,841
Total assets................................   76,671      8,157     16,222        (6,347)     94,703

NOTE N--RELATED PARTY TRANSACTIONS:

    Certain directors provided consulting services to the Company and received fees totaling approximately $241 for each of the years ended September 30, 1998, 1999 and 2000.

    At September 30, 1999 and 2000, the Company had notes receivable from stockholders totaling $30 and $19, respectively, related to common stock purchases. The notes bear interest at 9.75% and are collateralized by 16,937 shares of common stock as of September 30, 2000. These notes are due on December 31, 2000.

    The Company received from certain stockholders of the Company $2,303, $51 and $10 in the years ended September 30, 1998, 1999 and 2000, respectively, for the rental of automated lighting products and other services.

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE O--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

    The following summarizes the unaudited quarterly results of operations for the years ended September 30, 1998, 1999 and 2000:

                                                             YEAR ENDED SEPTEMBER 30, 1998
                                                    ------------------------------------------------
                                                    DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                                    -----------   --------   --------   ------------
Total revenues....................................    $22,519     $19,227    $22,529       $24,101
Operating income (loss)...........................      2,842        (123)       670        (4,983)
Net income (loss).................................        326        (421)         0        (3,527)
Net income (loss) per basic and diluted share.....       0.04       (0.05)      0.00         (0.46)
Common stock price per share
  High............................................     13.125      12.688     10.000         6.375
  Low.............................................     11.750      11.375      5.750         2.000

                                                             YEAR ENDED SEPTEMBER 30, 1999
                                                    ------------------------------------------------
                                                    DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                                    -----------   --------   --------   ------------
Total revenues....................................    $25,248     $23,170    $20,066       $23,048
Operating income (loss)...........................      1,466         347       (661)         (980)
Net income (loss).................................        242        (409)    (1,100)       (1,376)
Net income (loss) per basic and diluted share.....       0.03       (0.05)     (0.14)        (0.18)
Common stock price per share
  High............................................      4.750       4.250      2.813         2.125
  Low.............................................      2.000       2.625      2.000         0.875

                                                             YEAR ENDED SEPTEMBER 30, 2000
                                                    ------------------------------------------------
                                                    DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                                    -----------   --------   --------   ------------
Total revenues....................................    $27,679     $20,719    $21,509       $23,781
Operating income (loss)...........................      3,315        (838)       502         1,727
Net income (loss).................................      1,272      (1,241)      (392)           74
Net income (loss) per basic and diluted share.....       0.16       (0.16)     (0.05)         0.01
Common stock price per share
  High............................................      1.688       4.000      2.750         1.500
  Low.............................................      0.938       0.938      0.875         0.688

    The Company early adopted SOP 98-5 in the first quarter of 1998 and recorded a pre-tax charge of $282 as a cumulative effect of change in accounting principle.

    The operating loss for the quarter ended September 30, 1998, includes charges totaling $4,600 for the write-down of impaired architectural automated lighting assets to their net realizable value and employee termination costs associated with restructuring the Company's operations.

    The operating loss for the quarter ended September 30, 1999, includes charges totaling $600 for employee termination costs associated with restructuring the Company's operations.

    The operating loss for the quarter ended June 30, 2000, includes a $650 write-down of VLPS Madrid assets to their net realizable value. The operating income for the quarter ended September 30, 2000, includes gains on the settlement of the patent infringement lawsuit and the sale of a building lease in New

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

York of $4,000 partially offset by charges of $3,200 for the impairment of assets used in the Company's continental European operations.

NOTE P--PRO FORMA FINANCIAL STATEMENTS (UNAUDITED):

    Pro forma adjustments to the condensed consolidated statement of operations for the years ended September 30, 1999 and 2000 reflect adjustments to eliminate the results of the continental European operations and Showco due to the sale of these businesses (see Notes I and Q) and the reduction of interest expense as a result of the decrease in debt. The Pro Forma Financial Statements are presented for informational purposes only and do not purport to be indicative of the results of operations that actually would have been achieved had the disposition been consummated on the financial statement date or for any future period.

                                                                1999       2000
                                                              --------   --------
Total revenues..............................................   70,025      71,294
Total cost of sales.........................................   34,834      34,687
                                                              -------    --------
Gross profit................................................   35,191      36,607
Operating expenses..........................................   37,472      35,805
Gains on lawsuit settlement and sale of lease...............       --      (3,993)
                                                              -------    --------
Total operating expenses....................................   37,472      31,812
                                                              -------    --------
Operating income............................................   (2,281)      4,795
Interest expense (net)......................................    2,939       3,215
                                                              -------    --------
Income (loss) before income taxes...........................   (5,220)      1,580
Income tax expense (benefit)................................   (2,062)        624
                                                              -------    --------
Net income (loss)...........................................  $(3,158)   $    956
                                                              =======    ========

NOTE Q--SUBSEQUENT EVENTS:

    On October 26, 2000, the Company sold 100% of its interest in VLI Europe and 0.4% of its interest in VLPS Paris and all of the VARI*LITE equipment used in those operations. VLI Europe owned 100% of VLPS Brussels, 99.6% of VLPS Paris and 100% of VLPS Stockholm. This transaction resulted in a pre-tax charge of $3,200 which was recorded as an asset impairment in the fourth quarter of fiscal year 2000.

    On November 17, 2000, the Company transferred substantially all of the assets of Showco to Clearsho, Inc. ("Clearsho"), which assumed certain of Showco's contract liabilities, in exchange for the sole membership interest in Clearsho. On November 17, 2000, Showco sold 100% of its interest in Clearsho which resulted in a net pre-tax gain of $7,100.

    On November 23, 2000, the Company entered into a British pounds sterling 4,000 (USD 5,800) term loan with a United Kingdom bank. The loan, which accrues interest at the rate of 9.1% per annum and amortizes over 48 months, is secured by all of the assets of the Company's London operations. Other terms of the loan include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

    On December 29, 2000, Vari-Lite entered into a three-year $24,500 credit facility which includes a $12,000 term loan, a $5,000 revolving credit facility and a $3,000 term commitment to fund capital expenditures. The Revolver and the Capital Expenditure Loan commitments will increase to $7,500 and

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

$5,000, respectively, by January 15, 2002, if the Company achieves specified financial performance. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility). Initially, all outstanding borrowings under the New Credit Facility bear interest at the lender's base rate or LIBOR, plus a rate margin of .75% and 2.50%, respectively. Beginning on January 15, 2002, all outstanding balances under the New Credit Facility will bear interest at the lender's base rate or LIBOR plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite, and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2003. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

                                  SCHEDULE II
                         VARI-LITE INTERNATIONAL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
                           (IN THOUSANDS OF DOLLARS)

                                                                  CHARGED TO    WRITE-OFFS
                                                      BEGINNING   COSTS AND    AND DISCOUNTS    ENDING
DESCRIPTION                                            BALANCE     EXPENSES       ALLOWED      BALANCE
-----------                                           ---------   ----------   -------------   --------
September 30, 1998
Allowances deducted from assets to which they apply
  Allowance for doubtful accounts...................     450          641           (191)        900
  Allowance for excess and obsolete inventory.......     409           15             --         424
  Allowance for foreign tax credits.................     544           --             --         544

September 30, 1999
Allowances deducted from assets to which they apply
  Allowance for doubtful accounts...................     900          140           (320)        720
  Allowance for excess and obsolete inventory.......     424          200             --         624
  Allowance for foreign tax credits.................     544           --             --         544

September 30, 2000
Allowances deducted from assets to which they apply
  Allowance for doubtful accounts...................     720          178           (158)        740
  Allowance for excess and obsolete inventory.......     624           --           (232)        392
  Allowance for foreign tax credits.................     544           --           (287)        257