Form 10-Q
period 2000-12-31
VARI LITE INTERNATIONAL INC
filed 2001-02-14
CIK 1033491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              AND EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of February 12, 2001, there were 7,800,003 shares of Common Stock outstanding.

                          VARI-LITE INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000



                                                                                        Page
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of
        September 30, 2000 and December 31, 2000..........................               3

        Condensed Consolidated Statements of Income and Comprehensive
        Income for the three months ended December 31, 1999 and 2000......               4

        Condensed Consolidated Statements of Cash Flows for
        the three months ended December 31, 1999 and 2000.................               5

        Notes to Condensed Consolidated Financial Statements..............               6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................              11

Item 3. Quantitative and Qualitative Disclosures About Market Risk........              14

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.................................................              15

Item 6. Exhibits and Reports on Form 8-K..................................              15

SIGNATURES................................................................              16


                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                                            2000               2000
                                                                                           ------             ------
                                     ASSETS

CURRENT ASSETS:
   Cash............................................................................   $     4,315      $        5,947
   Receivables, less allowance for doubtful accounts of $740 and $672..............        12,369              10,285
   Inventory.......................................................................        13,695              14,921
   Prepaid expense and other current assets........................................         1,352               1,441
                                                                                       ----------        ------------
      TOTAL CURRENT ASSETS.........................................................        31,731              32,594
EQUIPMENT AND OTHER PROPERTY:
   Lighting and sound equipment....................................................       123,210              97,988
   Machinery and tools.............................................................         5,678               3,389
   Furniture and fixtures..........................................................         5,089               4,286
   Office and computer equipment...................................................        10,377              10,607
   Work in progress and raw materials inventory....................................           680                   -
                                                                                       ----------        ------------
                                                                                          145,034             116,270
      Less accumulated depreciation and amortization...............................        84,097              66,561
                                                                                       ----------        ------------
                                                                                           60,937              49,709
OTHER ASSETS.......................................................................         2,035               2,187
                                                                                       ----------        ------------
      TOTAL ASSETS.................................................................   $    94,703      $       84,490
                                                                                       ==========        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses...........................................   $    10,873      $       10,231
   Unearned revenue................................................................         3,272               1,432
   Income taxes payable............................................................            82                 693
   Current portion of long-term obligations........................................        19,599               5,627
                                                                                       ----------        ------------
      TOTAL CURRENT LIABILITIES....................................................        33,826              17,983
LONG-TERM OBLIGATIONS..............................................................        18,136              16,449
DEFERRED INCOME TAXES..............................................................           993               3,087
                                                                                       ----------        ------------
      TOTAL LIABILITIES............................................................        52,955              37,519
COMMITMENTS AND CONTINGENCIES  (Note 8)                                                         -                   -
STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares                    -                   -
      issued)......................................................................
   Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares
      issued; 7,800,003 shares outstanding)........................................           785                 785
   Treasury Stock..................................................................          (186)               (186)
   Additional paid-in capital......................................................        25,026              25,026
   Stockholder notes receivable....................................................           (19)                 (7)
   Accumulated other comprehensive income (loss) - foreign currency translation
      adjustment...................................................................          (319)                490
   Retained earnings...............................................................        16,461              20,863
                                                                                       ----------        ------------

      TOTAL STOCKHOLDERS' EQUITY...................................................        41,748              46,971
                                                                                       ----------        ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................   $    94,703      $       84,490
                                                                                       ==========        ============



                      See notes to condensed consolidation financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                               1999          2000
                                                                               ----          ----
Rental revenues............................................................$   23,876    $   17,922
Product sales and services revenues........................................     3,803         2,456
                                                                           ----------    ----------
   TOTAL REVENUES..........................................................    27,679        20,378
Rental cost................................................................    10,844         7,179
Product sales and services cost............................................     2,398         1,992
                                                                           ----------    ----------
   TOTAL COST OF SALES.....................................................    13,242         9,171
                                                                           ----------    ----------
   GROSS PROFIT............................................................    14,437        11,207
Selling, general and administrative expense................................     9,880         8,863
Research and development expense...........................................     1,195         1,215
                                                                           ----------    ----------
   TOTAL OPERATING EXPENSES................................................    11,075        10,078
                                                                           ----------    ----------
Gain on sale of concert sound reinforcement business.......................         -        (7,100)
                                                                           ----------    ----------
OPERATING INCOME...........................................................     3,362         8,229
Interest expense (net).....................................................     1,260         1,071
                                                                           ----------    ----------
INCOME BEFORE INCOME TAX...................................................     2,102         7,158
Income tax expense.........................................................       830         2,755
                                                                           ----------    ----------
NET INCOME.................................................................     1,272         4,403
Other comprehensive loss-foreign currency translation adjustments..........      (357)         (184)
Reclassification adjustment - sale of continental European operations......         -           993
                                                                           ----------    ----------
COMPREHENSIVE INCOME.......................................................$      915    $    5,212
                                                                           ==========    ==========
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING.................................. 7,800,003     7,800,003
                                                                           ==========    ==========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING................................ 7,800,003     7,826,066
                                                                           ==========    ==========
PER SHARE INFORMATION
BASIC AND DILUTED:
    Net income.............................................................$     0.16    $     0.56





            See note to condensed consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                         1999          2000
                                                                                         ----          ----
Cash flows from operating activities:
   Net income.......................................................................  $  1,272      $  4,403
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.................................................     3,576         2,671
      Amortization of note discount and deferred loan fees..........................        47           306
      Provision for doubtful accounts...............................................        15            15
      Deferred income taxes.........................................................       235         2,094
      Gain on sale of concert sound reinforcement business..........................         -        (7,100)
      Gain on sale of equipment and other property..................................      (821)         (156)
       Net change in assets and liabilities:
        Accounts receivable.........................................................    (1,672)         (366)
        Prepaid expenses............................................................       365          (176)
        Inventory...................................................................      (284)       (1,225)
        Other assets................................................................      (109)         (232)
        Accounts payable, accrued liabilities and income taxes payable..............    (1,822)        1,532
        Unearned revenue............................................................       181        (1,507)
                                                                                      --------      --------
        Net cash provided by operating activities...................................       983           259

Cash flows from investing activities:
   Capital expenditures, including rental equipment.................................    (1,120)       (1,568)
   Proceeds from sale of concert sound reinforcement business.......................         -        11,946
   Proceeds from sale of European operations........................................         -         5,258
   Proceeds from sale of equipment..................................................     1,522           276
                                                                                      --------      --------
        Net cash provided by investing activities...................................       402        15,912

Cash flows from financing activities:
   Proceeds from issuance of debt...................................................    20,460        18,845
   Principal payments on debt.......................................................   (19,180)      (32,838)
   Proceeds from payments on stockholder notes receivable...........................         3            12
                                                                                      --------      --------
        Net cash provided by (used in) financing activities.........................     1,283       (13,981)
Effect on cash from foreign currency translation adjustment.........................       (94)         (558)
                                                                                      --------      --------
Net increase in cash during the period..............................................     2,574         1,632
Cash, beginning of period...........................................................     1,969         4,315
                                                                                      --------      --------
Cash, end of period.................................................................  $  4,543      $  5,947
                                                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest expense...................................................  $  1,019      $  1,100
   Cash paid for income taxes.......................................................  $    473      $    492





           See notes to condensed consolidation financial statements.

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

     In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2001.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

2. Inventory

     Inventory consists of the following:

                                            September 30,           December 31,
                                                2000                    2000
                                                ----                    ----
Raw materials..............................   $12,341                $ 13,224
Work in progress...........................       698                     654
Finished goods.............................       656                   1,043
                                              -------                --------
                                              $13,695                $ 14,921
                                              =======                ========

3. Segment Reporting

     The Company's chief operating decision maker is considered to be the Company's Chief Operating Officer ("COO"). The COO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company's operations for the three months ended December 31, 1999 and 2000 is presented below:

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                         NORTH AMERICA    ASIA     EUROPE   INTERCOMPANY    TOTAL
                                         -------------    ----     ------   ------------    -----
DECEMBER 31, 1999:
------------------
Net Revenues from unaffliliated
  customers.............................    $14,425      $4,245    $9,009     $      -      $27,679
Intersegment sales......................      5,277           -         -       (5,277)           -
                                            -------      ------    ------     --------      -------
  Total net revenues....................     19,702       4,245     9,009       (5,277)      27,679
Operating income .......................      2,582         895     1,857       (1,972)       3,362
Depreciation and amortization...........      3,017          47       512            -        3,576
Total assets............................     92,124       8,919    16,008       (8,508)     108,543

DECEMBER 31, 2000:
------------------
Net Revenues from unaffliliated
 customers..............................    $12,533      $4,169    $3,676     $      -      $20,378
Intersegment sales......................      1,375          35        10       (1,420)           -
                                            -------      ------    ------     --------      -------
  Total net revenues....................     13,908       4,204     3,686       (1,420)      20,378
Operating income........................      5,562       1,768       899            -        8,229
Depreciation and amortization...........      1,977          78       616            -        2,671
Total assets............................     67,289      10,191    16,298       (9,288)      84,490


4. Debt

     On December 19, 1997, the Company entered into $50,000 multicurrency revolving credit facility (the "Old Credit Facility") and canceled its existing credit facility. As of December 31, 1999, the commitment under the Old Credit Facility, as amended on August 25, 1999, was $44,458. Borrowings under the Old Credit Facility were $32,200 at September 30, 2000. Subsequent to September 30, 2000, the Company used proceeds of $22,200 from the sale of the Company's concert sound reinforcement business, the sale of the Company's continental European rental operations and the funding of the London Bank Loan (hereinafter defined) to reduce borrowings under the Old Credit Facility to $10,000.

     On December 29, 2000, Vari-Lite, Inc. a wholly owned subsidiary of the Company ("Vari-Lite"), entered into a three-year $24,500 credit facility (the "New Credit Facility") which includes a $12,000 term loan (the "Term Loan"), a $5,000 revolving credit facility (the "Revolver") and a $3,000 term commitment to fund capital expenditures (the "Capital Expenditure Loan"). The Revolver and the Capital Expenditure Loan commitments will increase to $7,500 and $5,000, respectively, by January 15, 2002, if the Company achieves specific financial performance. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility). Initially, all outstanding borrowings under the New Credit

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


Facility bear interest at the lender's base rate or LIBOR, plus a rate margin of .75% and 2.50%, respectively. Beginning on January 15, 2002, all outstanding balances under the New Credit Facility will bear interest at the lender's base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite, and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2003. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

     On November 23, 2000, the Company entered into a British pounds sterling 4,000 (USD 5,800) term loan with a United Kingdom bank (the "London Bank Loan"). The London Bank Loan, which accrues interest at the rate of 9.1% per annum and amortizes over 48 months, is secured by all of the assets of the Company's London operations. Other terms of the London Bank Loan include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

     The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment. These loans are typically amortized over three years and bear interest at various rates ranging from 1.50% to 10.35%. Proceeds received under this type of financing were approximately $1,879 and $1,135 for the three-month periods ending December 31, 1999 and 2000, respectively, and borrowings outstanding under this type of financing at December 31, 1999 and 2000 were approximately $4,158 and $4,228, respectively.

5. Net Income Per Share

     Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect, if any, of stock options and warrants.

     For the three-month period ended December 31, 2000, earnings per share excludes 708,245 stock options and 296,057 warrants which are anti-dilutive, but includes 26,055 options which are dilutive. For the three-month period ended December 31, 1999, earnings per share excludes 762,200 stock options and 296,057 warrants which were anti-dilutive.

6. Accounting Standards Changes

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137 and SFAS No. 138, the Statement is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain deriavative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective October 1, 2000. The adoption of SFAS No. 133 did not have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

7. Dispositions

     On October 26, 2000, the Company sold 100% of its interest in Vari-Lite International Europe, B.V. ("VLI Europe") and 0.4% of its interest in Vari-Lite Production Services, SAS and Vari-Lite sold all of the VARI*LITE-Registered Trademark- equipment used in those operations. VLI Europe owned 100% of Vari-Lite Production Services, N.V., 99.6% of Vari-Lite Production Services, SAS and 100% of Vari-Lite Production Services, AB. This transaction resulted in a pre-tax charge of $3,200 which was recorded as an asset impairment in the fourth quarter of fiscal year 2000.

     On November 17, 2000, the Company transferred substantially all of the assets of Showco, Inc. to Clearsho, Inc. ("Clearsho"), which assumed certain of Showco's contract liabilities, in exchange for the sole membership interest in Clearsho. On November 17, 2000, Showco sold 100% of its interest in Clearsho which resulted in a net pre-tax gain of $7,100.

8. Commitments, Contingencies and Legal Proceedings

     In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims.

     In November 1999, Coemar S.p.A. and Clay Paky S.p.A. filed separate lawsuits against the Company in the United States District Court for the Southern District of New York. The suits were transferred to the United States District Court for the Northern District of Texas on July 12, 2000. The lawsuits seek declarations from the court that a certain patent of the Company is invalid, unenforceable and/or not infringed by Coemar S.p.A. and Clay Paky S.p.A. In December 2000, the Company negotiated a settlement with Coemar S.p.A. and Clay Paky S.p.A, the specific terms of which are confidential, but included a cash settlement paid to the Company and authorization for Coemar S.p.A. and Clay Paky S.p.A to continue to sell all

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


existing products that were subject to the Company's patents. The lawsuits are currently stayed pending Coemar S.p.A. and Clay Paky S.p.A's compliance with the settlement terms.

9. Pro Forma Financial Statements (Unaudited)

     Pro forma adjustments to the condensed consolidated statement of operations for the three months ended December 31, 1999 and 2000 reflect adjustments to eliminate the results of continental European operations sold in October
2000 and Showco sold in November 2000. (See Note 7) and the reduction of interest expense as a result of the decrease in debt. The Pro Forma Financial Statements are presented for informational purposes only and do not purport to be indicative of the results of operations that actually would have been achieved had the disposition been consummated on the financial statement date or for any future period.

                                                                Three months ended
                                                                   December 31
                                                            ---------------------------
                                                                1999          2000
                                                                ----          ----
Total revenues.........................................        $21,280       $18,752
Total cost of sales....................................          9,890         8,509
                                                               -------       -------
Gross profit...........................................         11,390        10,243
Total operating expenses...............................          9,507         9,722
                                                               -------       -------
Operating income.......................................          1,883           521
Interest expense (net).................................            995           908
                                                               -------       -------
Income (loss) before income taxes......................            888          (387)
Income tax expense (benefit)...........................            351          (153)
                                                               -------       -------
Net income (loss)......................................        $   537       $  (234)
                                                               =======       =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

     REVENUES. Total revenues decreased 26.4%, or $7.3 million, to $20.4 million in the three-month period ended December 31, 2000, compared to $27.7 million in the three-month period ended December 31, 1999. The revenue decrease was attributable primarily to the factors set forth below.

     RENTAL REVENUES. Rental revenues decreased 24.9%, or $6.0 million, to $17.9 million in the three-month period ended December 31, 2000, compared to $23.9 million in the three-month period ended December 31, 1999. This decrease was primarily due the sale the Company's continental European rental operations in October 2000 and the sale of its concert sound reinforcement business in November 2000 which accounts for $1,592 of rental revenues in the three-month period ended December 31, 2000 compared to $6,312 in the three-month period ended December 31, 1999.

     PRODUCT SALES AND SERVICES REVENUES. Product sales and services revenues decreased 35.4%, or $1.3 million, to $2.5 million in the three-month period ended December 31, 2000, compared to $3.8 million in the three-month period ended December 31, 1999. This decrease was primarily due to the sale in November 1999 of used automated lighting equipment to the Company's Australian distributor in connection with the conversion of that distributor to an independent dealer.

     RENTAL COSTS. Rental cost decreased 33.8%, or $3.6 million, to $7.2 million in the three-month period ended December 31, 2000, compared to $10.8 million in the three-month period ended December 31, 1999. Rental cost as a percentage of rental revenues decreased to 40.1% in the three-month period ended December 31, 2000, from 45.4% in the three-month period ended December 31, 1999. The decrease in rental cost as a percentage of total rental revenues was primarily due to the sale of the Company's continental European operations in October 2000 which historically had higher rental costs than the Company's North American or Asian operations.

     PRODUCT SALES AND SERVICES COSTS. Product sales and services cost decreased 16.9%, or $0.4 million, to $2.0 million in the three-month period ended December 31, 2000, compared to $2.4 million in the three-month period ended December 31, 1999. Product sales and services cost as a percentage of product sales and services revenues increased to 81.1% in the three-month period ended December 31, 2000, from 63.1% in the three-month period ended December 31, 1999, primarily due to manufacturing inefficiencies incurred during the three-month period ended December 31, 2000, as the Company transitioned its production to new products and lower costs associated with the sale of used automated lighting equipment to the Company's Australian distributor in November 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased 10.3%, or $1.0 million, to $8.9 million in the three-month period ended December 31, 2000, compared to $9.9 million in the three-month period ended December 31, 1999. This expense as a percentage of total revenues increased to 43.5% in the three-month period ended December 31, 2000, from 35.7% in the three-month period ended December 31, 1999, primarily due to the sale of the Company's continental European rental operations in October 2000, the sale of its concert sound reinforcement business in November 2000 and costs related to the closing of the Company's Hong Kong rental operations.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense in the three-month period ended December 31, 2000 was approximately the same as in the three-month period ended December 31, 1999. However, this expense as a percentage of total revenues increased to 6.0% in the three-month period ended December 31, 2000, from 4.3% in the three-month period ended December 31, 1999 as a result of decreased revenues.

     INTEREST EXPENSE. Interest expense decreased 15.0%, or $0.2 million, to $1.1 million in the three-month period ended December 31, 2000, compared to $1.3 million in the three-month period ended December 31, 1999 as a result of a lower debt balance in the three-month period ended December 31, 2000.

     INCOME TAXES. The effective tax rate in the three-month periods ended December 31, 2000 and 1999 were 38.5% and 39.5%, respectively. This decrease was due to the sale of the Company's continental European rental operations which historically had higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of $1.0 million and $0.3 million for the three-month periods ended December 31, 1999 and 2000, respectively.

     On December 19, 1997, the Company entered into the Old Credit Facility and canceled its existing credit facility. As of December 31, 1999, the commitment under the Old Credit Facility, as amended on August 25, 1999, was $44.5 million. Borrowings under the Old Credit Facility were $32.2 million at September 30, 2000. Subsequent to September 30, 2000, the Company used proceeds of $22.2 million from the sale of the Company's concert sound reinforcement business, the sale of the Company's continental European rental operations and the funding of the London Bank Loan to reduce borrowings under the Old Credit Facility to $10.0 million.

     On December 29, 2000, Vari-Lite entered into the New Credit Facility which includes the $12.0 Term Loan, the $5.0 million Revolver and the $3.0 million Capital Expenditure Loan. The Revolver and the Capital Expenditure Loan commitments will increase to $7.5 million and $5.0 million, respectively, by January 15, 2002, if the Company achieves specific financial performance. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility). Initially, all outstanding borrowings under the New Credit Facility bear interest at the lender's base rate or LIBOR, plus a rate margin of .75% and 2.50%, respectively. Beginning on January 15, 2002, all outstanding balances under the New Credit Facility will bear interest at the lender's base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New

Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite, and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2003. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

     On November 23, 2000, the Company entered into the British pounds sterling
4.0 million (USD 5.8 million) London Bank Loan. The London Bank Loan, which accrues interest at the rate of 9.1% per annum and amortizes over 48 months, is secured by all of the assets of the Company's London operations. Other terms of the London Bank Loan include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

     The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment. These loans are amortized over six months to five years and bear interest at various rates ranging from 1.50% to 10.35%. Proceeds received under this type of financing were approximately $1.9 million and $1.1 million for the three-month periods ending December 31, 1999 and 2000, respectively, and borrowings outstanding under this type of financing at December 31, 1999 and 2000 were approximately $4.2 million and $4.2 million for both years.

     The Company's business requires significant capital expenditures. Capital expenditures for the three months ended December 31, 1999 and 2000 were approximately $1.1 million and $1.6 million, respectively, of which approximately $0.9 million and $1.2 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

     The Company had a working capital surplus of $5.3 million and $14.6 million at December 31, 1999 and 2000, respectively. The Company has historically maintained working capital deficits since the bulk of its revenue generating assets are classified as long-term assets rather than current assets. The working capital surplus at December 31, 2000 is primarily the result of the refinancing of the Company's senior bank debt and the overall reduction in outstanding debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not feel that the market risks for the three-month period ended December 31, 2000 substantially changed from those risks outlined for the year ended September 30, 2000 in the Company's Form 10-K.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims.

     In November 1999, Coemar S.p.A. and Clay Paky S.p.A. filed separate lawsuits against the Company in the United States District Court for the Southern District of New York. The suits were transferred to the United States District Court for the Northern District of Texas on July 12, 2000. The lawsuits seek declarations from the court that a certain patent of the Company is invalid, unenforceable and/or not infringed by Coemar S.p.A. and Clay Paky S.p.A. In December 2000, the Company negotiated a settlement with Coemar S.p.A. and Clay Paky S.p.A, the specific terms of which are confidential, but included a cash settlement paid to the Company and authorization for Coemar S.p.A. and Clay Paky S.p.A to continue to sell all existing products that were subject to the Company's patents. The lawsuits are currently stayed pending Coemar S.p.A. and Clay Paky S.p.A's compliance with the settlement terms.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
    (a) Exhibits

         27.1   Financial Data Schedule

    (b) Reports on Form 8-K

        A Form 8-K was filed on November 13, 2000 reporting on the sale of the Company's continental European operations. A Form 8-K was filed December 4, 2000 reporting on the sale of Showco, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VARI-LITE INTERNATIONAL, INC.

Date:  February 14, 2001             By:  /s/ JEROME L. TROJAN III
     -------------------                --------------------------
                                          Jerome L. Trojan III
                                          Vice President - Finance,
                                          Chief Financial Officer, Treasurer
                                          and Secretary (Principal Financial
                                          and Accounting Officer)