Form 10-Q
period 2001-03-31
VARI LITE INTERNATIONAL INC
filed 2001-05-15
CIK 1033491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of May 11, 2001, there were 7,800,003 shares of Common Stock outstanding.

                         VARI-LITE INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                            Page
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of
        September 30, 2000 and March 31, 2001..............................    3

        Condensed Consolidated Statements of Income and Comprehensive
        Income for the three months ended March 31, 2000 and 2001..........    4

        Condensed Consolidated Statements of Income and Comprehensive
        Income for the six months ended March 31, 2000 and 2001............    5

        Condensed Consolidated Statements of Cash Flows for
        the six months ended March 31, 2000 and 2001.......................    6

        Notes to Condensed Consolidated Financial Statements...............    7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................   13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........   17

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings..................................................   18

Item 4. Submission of Matters to a Vote of Security Holders................   18

Item 6. Exhibits and Reports on Form 8-K...................................   18

SIGNATURES.................................................................   19

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS

                                                                                              SEPTEMBER 30,     MARCH 31,
                                                                                                    2000          2001
                                                                                             --------------    ----------
CURRENT ASSETS:
     Cash                                                                                    $        4,315    $    3,651
     Receivables, less allowance for doubtful accounts of $740 and $665....................          12,369         9,685
     Inventory.............................................................................          13,695        15,125
     Prepaid expense and other current assets..............................................           1,352         2,436
                                                                                             --------------    ----------
         TOTAL CURRENT ASSETS..............................................................          31,731        30,897
EQUIPMENT AND OTHER PROPERTY:
     Lighting and sound equipment..........................................................         123,210       100,259
     Machinery and tools...................................................................           5,678         3,410
     Furniture and fixtures................................................................           5,089         4,293
     Office and computer equipment.........................................................          10,377        10,612
     Work in progress and raw materials inventory..........................................             680             -
                                                                                             --------------    ----------
                                                                                                    145,034       118,574
         Less accumulated depreciation and amortization....................................          84,097        68,018
                                                                                             --------------    ----------
                                                                                                     60,937        50,556
OTHER ASSETS...............................................................................           2,035         2,256
                                                                                             --------------    ----------
         TOTAL ASSETS......................................................................  $       94,703    $   83,709
                                                                                             ==============    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses.................................................  $       10,873    $    6,885
     Unearned revenue......................................................................           3,272         1,907
     Income taxes payable..................................................................              82           447
     Current portion of long-term obligations..............................................          19,599         5,849
                                                                                             --------------    ----------
         TOTAL CURRENT LIABILITIES.........................................................          33,826        15,088
LONG-TERM OBLIGATIONS......................................................................          18,136        19,029
DEFERRED INCOME TAXES......................................................................             993         3,090
                                                                                             --------------    ----------
         TOTAL LIABILITIES.................................................................          52,955        37,207
COMMITMENTS AND CONTINGENCIES  (Note 8)                                                                  -              -
STOCKHOLDERS' EQUITY:
     Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares issued).....              -              -
     Common Stock, $0.10 par value (40,000,000 shares authorized;
        7,845,167 shares issued; 7,800,003 shares outstanding).............................             785           785
     Treasury Stock........................................................................            (186)         (186)
     Additional paid-in capital............................................................          25,026        25,026
     Stockholder notes receivable..........................................................             (19)            -
     Accumulated other comprehensive income (loss) - foreign currency translation
        adjustment.........................................................................            (319)          242
     Retained earnings.....................................................................          16,461        20,635
                                                                                             --------------    ----------
         TOTAL STOCKHOLDERS' EQUITY........................................................          41,748        46,502
                                                                                             --------------    ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................  $       94,703    $   83,709
                                                                                             ==============    ==========

           See notes to condensed consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                     2000                       2001
                                                                                   ---------                 ---------
Rental revenues.............................................................         $16,432                   $11,414
Product sales and services revenues.........................................           4,287                     6,923
                                                                                   ---------                 ---------

     TOTAL REVENUES.........................................................          20,719                    18,337
Rental cost.................................................................           8,033                     5,576
Product sales and services cost.............................................           2,450                     4,234
                                                                                   ---------                 ---------

     TOTAL COST OF SALES....................................................          10,483                     9,810
                                                                                   ---------                 ---------

     GROSS PROFIT...........................................................          10,236                     8,527
Selling, general and administrative expense.................................           9,755                     7,229
Research and development expense............................................           1,272                     1,183
                                                                                   ---------                 ---------
     TOTAL OPERATING EXPENSES...............................................          11,027                     8,412
                                                                                   ---------                 ---------

OPERATING INCOME (LOSS).....................................................            (791)                      115
Interest expense (net)......................................................           1,260                       491
                                                                                   ---------                 ---------

LOSS BEFORE INCOME TAX......................................................          (2,051)                     (376)
Income tax benefit..........................................................            (810)                     (147)
                                                                                   ---------                 ---------

NET LOSS....................................................................          (1,241)                     (229)

Other comprehensive loss - foreign currency translation adjustments.........            (143)                     (247)
                                                                                   ---------                 ---------
COMPREHENSIVE LOSS..........................................................       $  (1,384)                $    (476)
                                                                                   =========                 =========

WEIGHTED AVERAGE BASIC  AND DILUTED SHARES OUTSTANDING......................       7,800,003                 7,800,003
                                                                                   =========                 =========


PER SHARE INFORMATION
BASIC AND DILUTED:

    Net loss................................................................       $   (0.16)                $   (0.03)
                                                                                   =========                 =========

           See notes to condensed consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 2001

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                    2000                       2001
                                                                                  ---------                 ---------
Rental revenues.............................................................        $40,308                   $29,336
Product sales and services revenues.........................................          8,090                     9,379
                                                                                  ---------                 ---------

     TOTAL REVENUES.........................................................         48,398                    38,715
Rental cost.................................................................         18,877                    12,755
Product sales and services cost.............................................          4,848                     6,226
                                                                                  ---------                 ---------

     TOTAL COST OF SALES....................................................         23,725                    18,981
                                                                                  ---------                 ---------

     GROSS PROFIT...........................................................         24,673                    19,734
Selling, general and administrative expense.................................         19,635                    16,092
Research and development expense............................................          2,467                     2,398
                                                                                  ---------                 ---------
     TOTAL OPERATING EXPENSES...............................................         22,102                    18,490
                                                                                  ---------                 ---------
Gain on sale of concert sound reinforcement business........................              -                     7,100
                                                                                  ---------                 ---------

OPERATING INCOME............................................................          2,571                     8,344
Interest expense (net)......................................................          2,520                     1,562
                                                                                  ---------                 ---------

INCOME BEFORE INCOME TAX....................................................             51                     6,782
Income tax expense..........................................................             20                     2,608
                                                                                  ---------                 ---------

NET INCOME..................................................................             31                     4,174

Other comprehensive loss - foreign currency translation adjustments.........           (500)                     (432)
Reclassification adjustment - sale of continental European operations.......              -                       993
                                                                                  ---------                 ---------
COMPREHENSIVE INCOME (LOSS).................................................      $    (469)                $   4,735
                                                                                  =========                 =========

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING...................................      7,800,003                 7,800,003
                                                                                  =========                 =========


WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING.................................      7,833,682                 7,871,165
                                                                                  =========                 =========

PER SHARE INFORMATION
BASIC AND DILUTED:
    Net income..............................................................      $    0.00                 $    0.53

           See notes to condensed consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 2001

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                      2000                   2001
                                                                                                    ---------             ---------
Cash flows from operating activities:
     Net income............................................................................         $      31             $   4,174
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization.....................................................             7,080                 5,220
         Amortization of note discount and deferred loan fees..............................                94                   335
         Provision for doubtful accounts...................................................                30                    30
         Deferred income taxes.............................................................              (249)                2,097
         Gain on sale of concert sound reinforcement business..............................                 -                (7,100)
         Gain on sale of equipment and other property......................................              (583)                  130
           Net change in assets and liabilities:

             Accounts receivable...........................................................             1,629                   219
             Prepaid expenses..............................................................                (3)               (1,170)
             Inventory.....................................................................            (1,324)               (1,430)
             Other assets..................................................................                (1)                 (499)
             Accounts payable, accrued liabilities and income taxes payable................            (2,249)               (2,060)
             Unearned revenue..............................................................              (307)               (1,032)
                                                                                                    ---------             ---------

             Net cash provided by (used in) operating activities...........................             4,148                (1,086)

Cash flows from investing activities:

     Capital expenditures, including rental equipment......................................            (2,341)               (5,318)
     Proceeds from sale of concert sound reinforcement business............................                 -                11,946
     Proceeds from sale of European operations.............................................                 -                 5,258
     Proceeds from sale of equipment.......................................................             1,528                    29
                                                                                                    ---------             ---------

             Net cash (used in) provided by investing activities...........................              (813)               11,915

Cash flows from financing activities:
     Proceeds from issuance of debt........................................................            22,809                32,226
     Principal payments on debt............................................................           (23,215)              (42,998)
     Principal payments on distributor advances............................................               (51)                    -
     Proceeds from payments on stockholder notes receivable................................                 6                    19
                                                                                                    ---------             ---------

             Net cash used in financing activities.........................................              (451)              (10,753)
Effect of exchange rate changes on cash and cash equivalents...............................               (97)                 (740)
                                                                                                    ---------             ---------

Net increase (decrease) in cash during the period..........................................             2,787                  (664)
Cash, beginning of period..................................................................             1,969                 4,315
                                                                                                    ---------             ---------

Cash, end of period........................................................................         $   4,756             $   3,651
                                                                                                    =========             =========


SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest expense........................................................         $   2,336             $   1,471
     Cash paid for income taxes............................................................         $     583             $     187

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

     In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six-month periods ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2001.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Certain prior year balances have been reclassified to conform to the current year presentation.

2.   Inventory

     Inventory consists of the following:

                                                   September 30,        March 31,
                                                       2000                2001
                                                      -------            -------
Raw materials.....................................    $12,341            $13,393
Work in progress..................................        698                685
Finished goods....................................        656              1,047
                                                      -------            -------
                                                      $13,695            $15,125
                                                      =======            =======

3.   Segment Reporting

     The Company's chief operating decision maker is considered to be the Company's Chief Operating Officer ("COO"). The COO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company's operations for the three and six-month periods ended March 31, 2000 and 2001 is presented below:

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                          THREE MONTHS ENDED
                                                                    ----------------------------------------------------------
                                                                    NORTH AMERICA    ASIA     EUROPE    INTERCOMPANY     TOTAL
                                                                    -------------    ----    -------    ------------     -----
MARCH 31, 2000:
Net Revenues from unaffliliated customers.........................     $12,834      $1,563   $ 6,322    $         -     $ 20,719
Intersegment sales................................................       5,656           -         -         (5,656)           -
                                                                       -------      ------   -------    -----------     --------
   Total net revenues.............................................      18,490       1,563     6,322         (5,656)      20,719
Operating income (loss)...........................................       1,534        (937)      569         (1,957)        (791)
Depreciation and amortization.....................................       3,028          45       432              -        3,505
Total assets......................................................      90,689       7,555    14,836         (9,038)     104,042

MARCH 31, 2001:
Net Revenues from unaffliliated customers..........................    $14,679      $1,162   $ 2,496    $         -     $ 18,337
Intersegment sales................................................       1,724           3        (5)        (1,722)           -
                                                                       -------      ------   -------    -----------     --------
   Total net revenues.............................................      16,403       1,165     2,491         (1,722)      18,337
Operating income (loss)...........................................         216        (755)      654              -          115
Depreciation and amortization.....................................       1,898          44       607              -        2,549
Total assets......................................................      68,374       8,525    15,590         (8,780)      83,709

                                                                                        SIX MONTHS ENDED
                                                                    ----------------------------------------------------------
                                                                    NORTH AMERICA    ASIA    EUROPE     INTERCOMPANY     TOTAL
                                                                    -------------    ----    -------    ------------     -----
MARCH 31, 2000:
Net Revenues from unaffliliated customers.........................     $27,259      $5,808   $15,331    $         -     $ 48,398
Intersegment sales................................................      10,933           -         -        (10,933)           -
                                                                       -------      ------   -------    -----------     --------
   Total net revenues.............................................      38,192       5,808    15,331        (10,933)      48,398
Operating income (loss)...........................................       4,116         (42)    2,426         (3,929)       2,571
Depreciation and amortization.....................................       6,044          92       944              -        7,080
Total assets......................................................      90,689       7,555    14,836         (9,038)     104,042

MARCH 31, 2001:
Net Revenues from unaffliliated customers..........................    $27,213      $5,330   $ 6,172    $         -     $ 38,715
Intersegment sales................................................       3,099          38         5         (3,142)           -
                                                                       -------      ------   -------    -----------     --------
   Total net revenues.............................................      30,312       5,368     6,177         (3,142)      38,715
Operating income..................................................       5,778       1,013     1,553              -        8,344
Depreciation and amortization.....................................       3,876         121     1,223              -        5,220
Total assets......................................................      68,374       8,525    15,590         (8,780)      83,709

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

4.   Debt

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

     The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment. These loans are typically amortized over three years and bear interest at various rates ranging from 1.50% to 10.35%. Proceeds received under this type of financing were approximately $1,879 and $1,135 for the six-month periods ending March 31, 2000 and 2001, respectively, and borrowings outstanding under this type of financing at March 31, 2000 and 2001 were approximately $3,587 and $3,572, respectively.

5.   Net Income Per Share

     Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect, if any, of stock options and warrants.

                                            Three Months ended               Six Months ended
                                                March 31,                        March 31,
                                         -------------------------       ------------------------
                                           2000            2001            2000           2001
                                           ----            ----            ----           ----
Weighted average shares outstanding...   7,800,003       7,800,003       7,800,003      7,800,003

Dilutive effect of stock options and
    warrants after application of
    treasury stock method............            -               -          33,679         71,162
                                         ---------       ---------       ---------      ---------

Shares used in calculating diluted
    income per share.................    7,800,003       7,800,003       7,833,682      7,871,165
                                         =========       =========       =========      =========

     For the three-month period ended March 31, 2000 and 2001, earnings per share excludes stock options of 762,200 and 693,700, respectively, and warrants of 296,057 and 296,057, respectively, which are anti-dilutive. For the six-month period ended March 31, 2000 and 2001, earnings per share excludes stock options of 728,521 and 622,538, respectively, and 296,057 warrants which were anti-dilutive.

6.   Accounting Standards Changes

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

7.   Dispositions

     On October 26, 2000, the Company sold 100% of its interest in Vari-Lite International Europe, B.V. ("VLI Europe") and 0.4% of its interest in Vari-Lite Production Services, SAS and Vari-Lite sold all of the VARI*LITE(R) lighting equipment used in those operations. VLI Europe owned 100% of Vari-Lite Production Services, N.V., 99.6% of Vari-Lite Production Services, SAS and 100% of Vari-Lite Production Services, AB. This transaction resulted in a pre-tax charge of $3,200 which was recorded as an asset impairment in the fourth quarter of fiscal year 2000.

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

     In November 1999, Coemar S.p.A. and Clay Paky S.p.A. filed separate lawsuits against the Company in the United States District Court for the Southern District of New York. The suits were transferred to the United States District Court for the Northern District of Texas on July 12, 2000. The lawsuits seek declarations from the court that a certain patent of the Company is invalid, unenforceable and/or not infringed by Coemar S.p.A. and Clay Paky S.p.A. In December 2000, the Company negotiated a settlement with Coemar S.p.A. and Clay Paky S.p.A, the specific terms of which are confidential, but included a cash settlement paid to the Company and authorization for Coemar S.p.A. and Clay Paky S.p.A to continue to sell all existing products that were subject to the Company's patents. The lawsuits are currently stayed pending dismissal.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

9.   Pro Forma Financial Statements

     Pro forma adjustments to the condensed consolidated statement of operations for the three and six months ended March 31, 2000 and 2001 reflect adjustments to eliminate the results of the continental European operations sold in October 2000 and Showco sold in November 2000 (See Note 7) and the reduction of interest expense as a result of the decrease in debt. The Pro Forma Financial Statements are presented for informational purposes only and do not purport to be indicative of the results of operations that actually would have been achieved had the disposition been consummated on the financial statement date or for any future period.

                                     Three Months Ended           Six Months Ended
                                          March 31                    March 31
                                     2000          2001          2000          2001
                                     ----          ----          ----          ----
Total revenues.................    $16,085        $18,337       $37,366       $37,088
Total cost of sales............      7,925          9,810        17,815        18,318
                                   -------        -------       -------       -------
Gross profit...................      8,160          8,527        19,551        18,770
Total operating expenses.......      9,426          8,392        18,933        18,114
                                   -------        -------       -------       -------
Operating income (loss)........     (1,266)           135           618           656
Interest expense (net).........        882            186         1,755           945
                                   -------        -------       -------       -------
Loss before income taxes.......     (2,148)           (51)       (1,137)         (289)
Income tax benefit.............       (848)           (20)         (449)         (185)
                                   -------        -------       -------       -------
Net loss.......................    $(1,300)       $   (31)      $  (688)      $  (104)
                                   =======        =======       =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

     REVENUES. Total revenues decreased 11.5%, or $2.4 million, to $18.3 million in the three-month period ended March 31, 2001, compared to $20.7 million in the three-month period ended March 31, 2000. The revenue decrease was attributable primarily to the factors set forth below.

     RENTAL REVENUES. Rental revenues decreased 30.5%, or $5.0 million, to $11.4 million in the three-month period ended March 31, 2001, compared to $16.4 million in the three-month period ended March 31, 2000. This decrease was primarily due the sale the Company's continental European rental operations in October 2000 and the sale of its concert sound reinforcement business in November 2000.

     PRODUCT SALES AND SERVICES REVENUES. Product sales and services revenues increased 61.5%, or $2.6 million, to $6.9 million in the three-month period ended March 31, 2001, compared to $4.3 million in the three-month period ended March 31, 2000. This increase was primarily due to sales of new and used VARI*LITE(R) automated lighting equipment.

     RENTAL COSTS. Rental cost decreased 30.6%, or $2.5 million, to $5.6 million in the three-month period ended March 31, 2001, compared to $8.0 million in the three-month period ended March 31, 2000. The decrease was primarily due to the sale of the Company's continental European rental operations in October 2000 and the sale of its concert sound reinforcement business in November 2000. Rental cost as a percentage of rental revenues in the three-month period ended March 31, 2001 was unchanged compared to the three-month period ended March 31, 2000 at 48.9%.

     PRODUCT SALES AND SERVICES COSTS. Product sales and services cost increased 72.8%, or $1.8 million, to $4.2 million in the three-month period ended March 31, 2001, compared to $2.5 million in the three-month period ended March 31, 2000. Product sales and services cost as a percentage of product sales and services revenues increased to 61.2% in the three-month period ended March 31, 2001, from 57.1% in the three-month period ended March 31, 2000, primarily due to the higher costs associated with the manufacture of new automated lighting equipment sold in the three-month period ended March 31, 2001 as compared to the lower costs associated with the sale of used automated lighting equipment in the three-month period ended March 31, 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased 25.9%, or $2.5 million, to $7.2 million in the three-month period ended March 31, 2001, compared to $9.8 million in the three-month period ended March 31, 2000. This expense as a percentage of total revenues decreased to 39.4% in the three-month period ended March 31, 2001, from 47.1% in the three-month period ended March 31, 2000, primarily due to the sale of the Company's continental European rental operations in October 2000, the sale of its concert sound reinforcement business in November 2000 and the closing of the Company's Hong Kong rental operations during the three-months ended March 31, 2001.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 7.0%, or $0.1 million, to $1.2 million in the three-month period ended March 31, 2001, compared to $1.3 million in the three-month period ended March 31, 2000. This expense as a percentage of total revenues increased to 6.5% in the three-month period ended March 31, 2001, from 6.1% in the three-month period ended March 31, 2000 as a result of decreased revenues for the period ended March 31, 2001.

     INTEREST EXPENSE. Interest expense decreased 61.0%, or $0.8 million, to $0.5 million in the three-month period ended March 31, 2001, compared to $1.3 million in the three-month period ended March 31, 2000 as a result of a lower debt balance and a lower interest rate in the three-month period ended March 31, 2001.

     INCOME TAXES. The effective tax rate in the three-month periods ended March 31, 2001 and 2000 were 39.1% and 39.5%, respectively.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

     REVENUES. Total revenues decreased 20.0%, or $9.7 million, to $38.7 million in the six-month period ended March 31, 2001, compared to $48.4 million in the six-month period ended March 31, 2000. The revenue decrease was attributable primarily to the factors set forth below.

     RENTAL REVENUES. Rental revenues decreased 27.2%, or $11.0 million, to $29.3 million in the six-month period ended March 31, 2001, compared to $40.3 million in the six-month period ended March 31, 2000. This decrease was primarily due the sale of the Company's continental European rental operations in October 2000 and the sale of its concert sound reinforcement business in November 2000 which accounted for $1.6 million of rental revenues in the six-month period ended March 31, 2001 compared to $11.0 million in the six-month period ended March 31, 2000.

     PRODUCT SALES AND SERVICES REVENUES. Product sales and services revenues increased 15.9%, or $1.3 million, to $9.4 million in the six-month period ended March 31, 2001, compared to $8.1 million in the six-month period ended March 31, 2000. This increase was primarily due to the sale of new and used VARI*LITE(R) automated lighting equipment.

     RENTAL COSTS. Rental cost decreased 32.4%, or $6.1 million, to $12.8 million in the six-month period ended March 31, 2001, compared to $18.9 million in the six-month period ended March 31, 2000. Rental cost as a percentage of rental revenues decreased to 43.5% in the six-month period ended March 31, 2001, from 46.8% in the six-month period ended March 31, 2000. The decrease in rental cost as a percentage of total rental revenues was primarily due to the sale of the Company's continental European operations in October 2000 and the sale of its concert sound reinforcement business in November 2000.

     PRODUCT SALES AND SERVICES COSTS. Product sales and services cost increased 28.4%, or $1.4 million, to $6.2 million in the six-month period ended March 31, 2001, compared to $4.8 million in the six-month period ended March 31, 2000. Product sales and services cost as a percentage of product sales and services revenues increased to 66.4% in the six-month period ended March 31, 2001, from

59.9% in the six-month period ended March 31, 2000, primarily due to the higher costs associated with the manufacture of new automated lighting equipement sold in the six-month period ended March 31, 2001 as compared to the lower costs associated with the sale of used automated lighting equipment in the six-month period ended March 31, 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased 18.0%, or $3.5 million, to $16.1 million in the six-month period ended March 31, 2001, compared to $19.6 million in the six-month period ended March 31, 2000. This decrease is primarily due to the sale of the Company's continental European rental operations in October 2000, the sale of its concert sound reinforcement business in November 2000 and the closing of the Company's Hong Kong rental operations in the six-months ended March 31, 2001. This expense as a percentage of total revenues increased to 41.6% in the six-month period ended March 31, 2001, from 40.6% in the six-month period ended March 31, 2000.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 2.8%, or $0.1 million, to $2.4 million in the six-month period ended March 31, 2001, compared to $2.5 million in the six-month period ended March 31, 2000. This expense as a percentage of total revenues increased to 6.2% in the six-month period ended March 31, 2001, from 5.1% in the six-month period ended March 31, 2000 as a result of decreased revenues for the period ended March 31, 2000.

     INTEREST EXPENSE. Interest expense decreased 38.0%, or $1.0 million, to $1.6 million in the six-month period ended March 31, 2001, compared to $2.5 million in the six-month period ended March 31, 2000 as a result of a lower debt balance and a lower interest rate in the six-month period ended March 31, 2001.

     INCOME TAXES. The effective tax rate in the six-month periods ended March 31, 2001 and 2000 were 38.5% and 39.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers. The Company's operating activities generated cash flow of $4.1 million in the six-month period ended March 31, 2000 and used cash flow of $1.1 million for the six-month period ended March 31, 2001.

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

     The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment. These loans are amortized over six months to five years and bear interest at various rates ranging from 1.50% to 10.35%. Proceeds received under this type of financing were approximately $1.9 million and $1.1 million for the six-month periods ending March 31, 2000 and 2001, respectively, and borrowings outstanding under this type of financing at March 31, 2000 and 2001 were approximately $3.6 million for both years.

     The Company's business requires significant capital expenditures. Capital expenditures for the six months ended March 31, 2000 and 2001 were approximately $2.3 million and $5.3 million, respectively, of which approximately $1.6 million and $4.6 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

     The Company had a working capital deficit of $32.3 million at March 31, 2000 and a working capital surplus of $15.8 million at March 31, 2001. The working capital deficit at March 31, 2000 was primarily due to the scheduled maturity of the New Credit Facility on January 1, 2001, which was recorded as current debt as of March 31, 2000. The working capital surplus at March 31, 2001 is primarily the result of the refinancing of the Company's senior bank debt and the overall reduction in outstanding debt.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements" as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company: fluctuations in operating results and seasonality; the success of the Company to market, sell and support products; technological changes; reliance on intellectual property; dependence on the entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; dependence on key suppliers and dependence on manufacturing facility. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that the market risks for the three-month and six-month periods ended March 31, 2001 substantially changed from those risks outlined for the year ended September 30, 2000 in the Company's Form 10-K.

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

               In November 1999, Coemar S.p.A. and Clay Paky S.p.A. filed separate lawsuits against the Company in the United States District Court for the Southern District of New York. The suits were transferred to the United States District Court for the Northern District of Texas on July 12, 2000. The lawsuits seek declarations from the court that a certain patent of the Company is invalid, unenforceable and/or not infringed by Coemar S.p.A. and Clay Paky S.p.A. In December 2000, the Company negotiated a settlement with Coemar S.p.A. and Clay Paky S.p.A, the specific terms of which are confidential, but included a cash settlement paid to the Company and authorization for Coemar S.p.A. and Clay Paky S.p.A to continue to sell all existing products that were subject to the Company's patents. The lawsuits are currently stayed pending dismissal.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On March 2, 2001, the Annual Meeting of Stockholders was held in Dallas, Texas. The stockholders were asked to elect one Class I director to serve until 2004. The vote was as follows:

                                                    Against or
                                         For         Withheld    Abstentions
                                         ---         --------    -----------
          John D. Maxson               6,676,782      34,830      1,088,391

               Messrs. Brutsche', Clark, Rettberg and Smith will continue as directors of the Company. Subsequent to the Annual Meeting of Stockholders on March 2, 2001, the Company's Board of Directors appointed Jon Tinkle and William Scott to serve as directors of the Company.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               10.58 Employment Agreement, dated January 1, 2001, between the Company and T. Clay Powers
               10.59 Employment Agreement, dated January 1, 2001 , between the Company and Jerome L. Trojan III

          (b) No reports on Form 8-K were filed for the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VARI-LITE INTERNATIONAL, INC.

Date:   MAY 11, 2001                   By: /s/ JEROME L. TROJAN III
      ----------------                    ------------------------------------
                                           Jerome L. Trojan III
                                           Vice President - Finance,
                                           Chief Financial Officer, Treasurer
                                           and Secretary (Principal Financial
                                           and Accounting Officer)