Form 10-Q
period 2001-06-30
VARI LITE INTERNATIONAL INC
filed 2001-08-14
CIK 1033491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

COMMISSION FILE NUMBER:         0-23159

Vari-Lite International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2239444

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Regal Row, Dallas, Texas	75247

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(214) 630-1963

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:  As of August 10, 2001, there were 7,800,003 shares of Common Stock outstanding.

VARI-LITE INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

VARI–LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2000	June 30, 2001

ASSETS
CURRENT ASSETS:
Cash	$4,315	$2,494
Receivables, less allowance for doubtful accounts of $740 and $374	12,369	9,411
Inventory	13,695	16,017
Prepaid expense and other current assets	1,352	1,390

TOTAL CURRENT ASSETS	31,731	29,312
EQUIPMENT AND OTHER PROPERTY:
Lighting and sound equipment	123,210	102,224
Machinery and tools	5,678	3,443
Furniture and fixtures	5,089	4,172
Office and computer equipment	10,377	10,601
Work in progress and raw materials inventory	680	-

	145,034	120,440
Less accumulated depreciation and amortization	84,097	70,371

	60,937	50,069
OTHER ASSETS	2,035	2,215

TOTAL ASSETS	$94,703	$81,596

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,873	$7,739
Unearned revenue	3,272	1,766
Income taxes payable	82	380
Current portion of long–term obligations	19,599	4,934

TOTAL CURRENT LIABILITIES	33,826	14,819
LONG–TERM OBLIGATIONS	18,136	19,148
DEFERRED INCOME TAXES	993	2,309

TOTAL LIABILITIES	52,955	36,276
COMMITMENTS AND CONTINGENCIES (Note 8)	-	-
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares issued)	-	-
Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares issued; 7,800,003 shares outstanding)	785	785
Treasury Stock	(186)	(186)
Additional paid–in capital	25,026	25,026
Stockholder notes receivable	(19)	-
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	(319)	361
Retained earnings	16,461	19,334

TOTAL STOCKHOLDERS' EQUITY	41,748	45,320

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,703	$81,596

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2000 and 2001

(Unaudited)

(In thousands except share data)

	2000	2001

Rental revenues	$17,869	$12,572
Product sales and services revenues	3,640	3,012

TOTAL REVENUES	21,509	15,584
Rental cost	8,262	6,264
Product sales and services cost	2,228	1,892

TOTAL COST OF SALES	10,490	8,156

GROSS PROFIT	11,019	7,428
Selling, general and administrative expense	8,533	7,910
Research and development expense	1,287	1,318
Impairment of assets	650	-

TOTAL OPERATING EXPENSES	10,470	9,228

OPERATING INCOME (LOSS)	549	(1,800)
Interest expense (net)	1,196	351

LOSS BEFORE INCOME TAX	(647)	(2,151)
Income tax benefit	(255)	(850)

NET LOSS	(392)	(1,301)

Other comprehensive gain (loss) – foreign currency translation adjustments	(329)	118

COMPREHENSIVE LOSS	$(721)	$(1,183)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	7,800,003	7,800,003

PER SHARE INFORMATION
BASIC AND DILUTED:
Net loss	$(0.05)	$(0.17)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Nine  Months Ended June 30, 2000 and 2001

(Unaudited)

(In thousands except share data)

	2000	2001

Rental revenues	$58,177	$41,908
Product sales and services revenues	11,730	12,391

TOTAL REVENUES	69,907	54,299
Rental cost	27,139	19,019
Product sales and services cost	7,076	8,118

TOTAL COST OF SALES	34,215	27,137

GROSS PROFIT	35,692	27,162
Selling, general and administrative expense	28,168	24,002
Research and development expense	3,754	3,716
Impairment of assets	650	-

TOTAL OPERATING EXPENSES	32,572	27,718

Gain on sale of concert sound reinforcement business	-	7,100

OPERATING INCOME	3,120	6,544
Interest expense (net)	3,716	1,913

INCOME (LOSS) BEFORE INCOME TAX	(596)	4,631
Income tax expense (benefit)	(235)	1,758

NET INCOME (LOSS)	(361)	2,873

Other comprehensive loss – foreign currency translation adjustments	(829)	(314)
Reclassification adjustment – sale of continental European operations	-	993

COMPREHENSIVE INCOME (LOSS)	$(1,190)	$3,552

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	7,800,003	7,800,003

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	7,800,003	7,876,463

PER SHARE INFORMATION
BASIC:
Net income (loss)	$(0.05)	$0.37
DILUTED:
Net income (loss)	$(0.05)	$0.36

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2000 and 2001

(Unaudited)

(In thousands)

	2000	2001

Cash flows from operating activities:
Net income (loss)	$(361)	$2,873
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,536	7,823
Amortization of note discount and deferred loan fees	141	362
Provision for doubtful accounts	83	138
Impairment of assets	650	-
Deferred income taxes	(591)	1,316
Gain on sale of concert sound reinforcement business	-	(7,100)
Gain (loss) on sale of equipment and other property	(1,882)	80
Net change in assets and liabilities:
Accounts receivable	1,131	385
Prepaid expenses	(428)	(124)
Inventory	(5,923)	(2,322)
Other assets	(469)	(460)
Accounts payable, accrued liabilities and income taxes payable	965	(1,272)
Unearned revenue	987	(1,173)

Net cash provided by operating activities	4,839	526

Cash flows from investing activities:
Capital expenditures, including rental equipment	(2,470)	(7,460)
Proceeds from sale of concert sound reinforcement business	-	11,946
Proceeds from sale of European operations	-	5,258
Proceeds from sale of equipment	3,687	71

Net cash provided by investing activities	1,217	9,815

Cash flows from financing activities:
Proceeds from issuance of debt	27,805	49,288
Principal payments on debt	(31,795)	(60,603)
Principal payments on distributor advances	(263)	-
Proceeds from payments on stockholder notes receivable	8	19

Net cash used in financing activities	(4,245)	(11,296)
Effect of exchange rate changes on cash and cash equivalents	(306)	(866)

Net increase (decrease) in cash during the period	1,505	(1,821)
Cash, beginning of period	1,969	4,315

Cash, end of period	$3,474	$2,494

Supplemental Cash Flow Information
Cash paid for interest expense	$4,160	$1,936
Cash paid for income taxes	$614	$267

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except share data)

1.  Interim Financial Information

             The accompanying unaudited condensed consolidated financial statements of Vari-Lite International, Inc. (the “Company”) have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

             In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine-month periods ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2001.

             For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.  Certain prior year balances have been reclassified to conform to the current year presentation.

2.  Inventory

             Inventory consists of the following:

	September 30, 2000	June 30, 2001

Raw materials	$12,341	$13,494
Work in progress	698	551
Finished goods	656	1,972

	$13,695	$16,017

3.  Segment Reporting

             The Company's chief operating decision maker is considered to be the Company's Chief Operating Officer ("COO"). The COO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company's operations for the three and nine-month periods ended June 30, 2000 and 2001 is presented below:

	Three Months Ended

	North America	Asia	Europe	Intercompany	Total

June 30, 2000:

Net Revenues from unaffliliated customers	$13,709	$2,061	$5,739	$-	$21,509
Intersegment sales	4,311	232	894	(5,437)	-

Total net revenues	18,020	2,293	6,633	(5,437)	21,509
Operating income (loss)	1,544	(24)	822	(1,793)	549
Depreciation and amortization	2,855	42	558	-	3,455
Total assets	89,765	7,351	18,541	(11,226)	104,431

June 30, 2001:

Net Revenues from unaffliliated customers	$10,860	$1,425	$3,299	$-	$15,584
Intersegment sales	2,229	9	27	(2,265)	-

Total net revenues	13,089	1,434	3,326	(2,265)	15,584
Operating income (loss)	(1,621)	(256)	246	(169)	(1,800)
Depreciation and amortization	1,963	50	590	-	2,603
Total assets	66,493	7,703	17,020	(9,620)	81,596

	Nine Months Ended

	North America	Asia	Europe	Intercompany	Total

June 30, 2000:

Net Revenues from unaffliliated customers	$40,968	$7,869	$21,070	$-	$69,907
Intersegment sales	15,244	232	894	(16,370)	-

Total net revenues	56,212	8,101	21,964	(16,370)	69,907
Operating income (loss)	5,660	(66)	3,248	(5,722)	3,120
Depreciation and amortization	8,900	134	1,502	-	10,536
Total assets	89,765	7,351	18,541	(11,226)	104,431

June 30, 2001:

Net Revenues from unaffliliated customers	$38,073	$6,755	$9,471	$-	$54,299
Intersegment sales	5,328	47	32	(5,407)	-

Total net revenues	43,401	6,802	9,503	(5,407)	54,299
Operating income	4,157	757	1,799	(169)	6,544
Depreciation and amortization	5,838	172	1,813	-	7,823
Total assets	66,493	7,703	17,020	(9,620)	81,596

4.  Debt

             On December 19, 1997, the Company entered into a $50,000 multicurrency revolving credit  facility (the “Old Credit Facility”). Borrowings under the Old Credit Facility were $32,200 at September 30, 2000.  Subsequent to September 30, 2000, the Company used proceeds of $22,200 from the sale of the Company’s concert sound reinforcement business, the sale of the Company’s continental European rental operations and the funding of the London Bank Loan (hereinafter defined) to reduce borrowings under the Old Credit Facility to $10,000.

             On December 29, 2000, Vari-Lite, Inc. a wholly owned subsidiary of the Company (“Vari-Lite”), entered into a three-year $24,500 credit facility (the “New Credit Facility”) which includes a $12,000 term loan (the “Term Loan”), a $5,000 revolving credit facility (the “Revolver”) and a $3,000 term commitment to fund capital expenditures (the “Capital Expenditure Loan”).  The Revolver and the Capital Expenditure Loan commitments will increase to $7,500 and $5,000, respectively, by January 15, 2002, if the Company achieves specific financial performance.  The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below).  Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility).  Initially, all outstanding borrowings under the New Credit Facility bear interest at the lender’s base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively.  Beginning on January 15, 2002, all outstanding balances under the New Credit Facility will bear interest at the lender’s base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company’s ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility).  The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite, and a pledge of 65% of the outstanding capital stock of the Company’s foreign subsidiaries.  A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility.  The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios.  In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company’s stock.  The New Credit Facility terminates on December 31, 2003.  Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

             On November 23, 2000, the Company's U.K. subsidiary entered into a British pounds sterling 4,000 (USD 5,800) term loan with a United Kingdom bank (the “London Bank Loan”).  The London Bank Loan, which accrues interest at the rate of 9.1% per annum and amortizes over 48 months, is secured by all of the assets of the Company’s London operations.  Other terms of the London Bank Loan include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

             The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment.  These loans are typically amortized over three years and bear interest at various rates ranging from 1.62% to 10.35%.  Proceeds received under this type of financing were approximately $2,562 and $1,135 for the nine-month periods ending June 30, 2000 and 2001, respectively, and borrowings outstanding under this type of financing at June 30, 2000 and 2001 were approximately $4,040 and $2,367, respectively.

5. Net Income Per Share

             Basic earnings per share are computed based upon the weighted average number of common shares outstanding.  Diluted earnings per share reflects the dilutive effect, if any, of stock options and warrants.

	Three Months ended June 30,		Nine Months ended June 30,

	2000	2001	2000	2001

Weighted average shares outstanding	7,800,003	7,800,003	7,800,003	7,800,003

Dilutive effect of stock options and warrants after application of treasury stock method	-	-	-	76,460

Shares used in calculating diluted income per share	7,800,003	7,800,003	7,800,003	7,876,463

             For the three-month period ended June 30, 2000 and 2001, earnings per share excludes stock options of 686,900 and 739,700, respectively, and warrants of 296,057 and 296,057, respectively, which are anti-dilutive.  For the nine-month period ended June 30, 2000, earnings per share excludes stock options of 686,900 and warrants of 296,057 which are anti-dilutive. For the nine-month period ended June 30, 2001, earnings per share excludes warrants of 296,057 which are anti-dilutive.

6.          Accounting Standards Changes

             In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As amended by SFAS No. 137 and SFAS No. 138, the Statement is effective for all fiscal years beginning after June 15, 2000.  SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative.  The Company adopted SFAS No. 133 effective October 1, 2000. The adoption of SFAS No. 133 did not have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

7. Dispositions

             On October 26, 2000, the Company sold 100% of its interest in Vari-Lite International Europe, B.V. (“VLI Europe”) and 0.4% of its interest in Vari-Lite Production Services, SAS and Vari-Lite sold all of the VARI*LITE® lighting equipment used in those operations.  VLI Europe owned 100% of Vari-Lite Production Services, N.V., 99.6% of Vari-Lite Production Services, SAS and 100% of Vari-Lite Production Services, AB.  This transaction resulted in a pre-tax charge of $3,200 which was recorded as an asset impairment in the fourth quarter of fiscal year 2000.

             On November 17, 2000, the Company transferred substantially all of the assets of Showco, Inc. to Clearsho, Inc. (“Clearsho”), which assumed certain of Showco’s contract liabilities, in exchange for the sole membership interest in Clearsho.  On November 17, 2000, Showco sold 100% of its interest in Clearsho which resulted in a net pre-tax gain of $7,100.

8. Commitments, Contingencies and Legal Proceedings

             In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims.

             In November 1999, Coemar S.p.A. and Clay Paky S.p.A. filed separate lawsuits against the Company in the United States District Court for the Southern District of New York.  The suits were transferred to the United States District Court for the Northern District of Texas on July 12, 2000.  The lawsuits seek declarations from the court that a certain patent of the Company is invalid, unenforceable and/or not infringed by Coemar S.p.A. and Clay Paky S.p.A.  In December 2000, the Company negotiated a settlement with Coemar S.p.A. and Clay Paky S.p.A, the specific terms of which are confidential, but included a cash settlement paid to the Company and authorization for Coemar S.p.A. and Clay Paky S.p.A to continue to sell all existing products that were subject to the Company’s patents.  The lawsuits are currently stayed pending dismissal.

9. Pro Forma Financial Statements

             Pro forma adjustments to the condensed consolidated statement of operations for the three and nine months ended June 30, 2000 and 2001 reflect adjustments to eliminate the results of the continental European operations sold in October 2000 and Showco sold in November 2000 (See Note 7) and the reduction of interest expense as a result of the decrease in debt.  The Pro Forma Financial Statements are presented for informational purposes only and do not purport to be indicative of the results of operations that actually would have been achieved had the disposition been consummated on the financial statement date or for any future period.

	Three Months Ended June 30		Nine Months Ended June 30
	2000	2001	2000	2001

Total revenues	$15,751	$15,584	$53,116	$52,672
Total cost of sales	7,214	8,156	25,029	26,474

Gross profit	8,537	7,428	28,087	26,198
Total operating expenses	9,020	9,228	27,953	27,340

Operating income (loss)	(483)	(1,800)	134	(1,142)
Interest expense (net)	795	351	2,550	989

Loss before income taxes	(1,278)	(2,151)	(2,416)	(2,131)
Income tax benefit	(505)	(849)	(954)	(913)

Net loss	$(773)	$(1,301)	$(1,462)	$(1,218)

ITEM   2.          MANAGEMENT’S      DISCUSSION AND    ANALYSIS      OF        FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

             Revenues.   Total revenues decreased 27.6%, or $5.9 million, to $15.6 million in the three-month period ended June 30, 2001, compared to $21.5 million in the three-month period ended June 30, 2000.  The revenue decrease was attributable primarily to the factors set forth below.

             Rental Revenues. Rental revenues decreased 29.6%, or $5.3 million, to $12.6 million in the three-month period ended June 30, 2001, compared to $17.9 million in the three-month period ended June 30, 2000.  This decrease was primarily due to the sale of the Company’s continental European rental operations in October 2000, concert sound reinforcement business in November 2000 and decreased revenues as a result of difficult economic conditions.

             Product Sales and Services Revenues.  Product sales and services revenues decreased 17.3%, or $0.6 million, to $3.0 million in the three-month period ended June 30, 2001, compared to $3.6 million in the three-month period ended June 30, 2000. This decrease was primarily due the closing of the Company’s corporate meeting and special events management business in April 2001 due to the loss of the business' largest customer.

             Rental Costs.  Rental cost decreased 24.2%, or $2.0 million, to $6.3 million in the three-month period ended June 30, 2001, compared to $8.3 million in the three-month period ended June 30, 2000.  The decrease was primarily due to the sale of the Company’s continental European rental operations in October 2000 and concert sound reinforcement business in November 2000.  Rental cost as a percentage of rental revenues increased to 49.8% in the three-month period ended June 30, 2001, from 46.2% in the three-month period ended June 30, 2000.  This increase is due to decreased revenues and pricing pressures as a result of difficult economic conditions.

             Product Sales and Services Costs.  Product sales and services cost decreased 15.1%, or $0.3 million, to $1.9 million in the three-month period ended June 30, 2001, compared to $2.2 million in the three-month period ended June 30, 2000 as a result of decreased product sales and services revenues.  Product sales and services cost as a percentage of product sales and services revenues increased to 62.8% in the three-month period ended June 30, 2001, from 61.2% in the three-month period ended June 30, 2000.

             Selling, General and Administrative Expense. Selling, general and administrative expense decreased 7.3%, or $0.6 million, to $7.9 million in the three-month period ended June 30, 2001, compared to $8.5 million in the three-month period ended June 30, 2000.  This decrease was primarily due to the sale of the Company’s continental European rental operations in October 2000 and its concert sound reinforcement business in November 2000 and the closing of the Company’s Hong Kong rental operations in January 2001 and corporate meeting and special events management business in April 2001. This expense as a percentage of total revenues increased to 50.8% in the three-month period ended June 30, 2001, from 39.7% in the three-month period ended June 30, 2000, due to the aforementioned divestitures and business closings and decreased revenues as a result of difficult economic conditions.

             Research and Development Expense.  Research and development expense in the three-month period ended June 30, 2001 was approximately the same as in three-month period ended June 30, 2000.  This expense as a percentage of total revenues increased to 8.5% in the three-month period ended June 30, 2001, from 6.0% in the three-month period ended June 30, 2000 as a result of decreased revenues for the period ended June 30, 2001.

             Interest Expense.  Interest expense decreased 70.7%, or $0.8 million, to $0.4 million in the three-month period ended June 30, 2001, compared to $1.2 million in the three-month period ended June 30, 2000 as a result of a lower debt balance and a lower interest rate in the three-month period ended June 30, 2001.

             Income Taxes. The effective tax rate in the three-month periods ended June 30, 2001 and 2000 were 39.5% and 39.4%, respectively.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

             Revenues.   Total revenues decreased 22.3%, or $15.6 million, to $54.3 million in the nine-month period ended June 30, 2001, compared to $69.9 million in the nine-month period ended June 30, 2000.  The revenue decrease was attributable primarily to the factors set forth below.

             Rental Revenues. Rental revenues decreased 28.0%, or $16.3 million, to $41.9 million in the nine-month period ended June 30, 2001, compared to $58.2 million in the nine-month period ended June 30, 2000.  This decrease was primarily due the sale of the Company’s continental European rental operations in October 2000 and concert sound reinforcement business in November 2000 which collectively accounted for $1.6 million of rental revenues in the nine-month period ended June 30, 2001 compared to $16.8 million in the nine-month period ended June 30, 2000.

             Product Sales and Services Revenues.  Product sales and services revenues increased 5.6%, or $0.7 million, to $12.4 million in the nine-month period ended June 30, 2001, compared to $11.7 million in the nine-month period ended June 30, 2000. This increase was primarily due to the sale of new and used automated lighting equipment, partially offset by the closing of the Company’s corporate meeting and special events management business in April 2001.

             Rental Costs.  Rental cost decreased 29.9%, or $8.1 million, to $19.0 million in the nine-month period ended June 30, 2001, compared to $27.1 million in the nine-month period ended June 30, 2000.  Rental cost as a percentage of rental revenues decreased to 45.4% in the nine-month period ended June 30, 2001, from 46.6% in the nine-month period ended June 30, 2000.  The decrease in rental cost as a percentage of total rental revenues was primarily due to the sale of the Company’s continental European operations in October 2000 and concert sound reinforcement business in November 2000.

             Product Sales and Services Costs.  Product sales and services cost increased 14.7%, or $1.0 million, to $8.1 million in the nine-month period ended June 30, 2001, compared to $7.1 million in the nine-month period ended June 30, 2000.  Product sales and services cost as a percentage of product sales and services revenues increased to 65.5% in the nine-month period ended June 30, 2001, from 60.3% in the nine-month period ended June 30, 2000, primarily due to the higher costs associated with the manufacture and sale of new automated lighting equipment sold in the nine-month period ended June 30, 2001 as compared to the lower costs associated with the sale of used automated lighting equipment in the nine-month period ended June 30, 2000.

             Selling, General and Administrative Expense. Selling, general and administrative expense decreased 14.8%, or $4.2 million, to $24.0 million in the nine-month period ended June 30, 2001, compared to $28.2 million in the nine-month period ended June 30, 2000. This decrease is primarily due to the sale of the Company’s continental European rental operations in October 2000 and concert sound reinforcement business in November 2000 and the closing of the Company's Hong Kong rental operations in January 2001 and corporate meeting and special events management business in April 2001. This expense as a percentage of total revenues increased to 44.2% in the nine-month period ended June 30, 2001, from 40.3% in the nine-month period ended June 30, 2000, as a result of decreased revenues for the period ended June 30, 2001.

             Research and Development Expense. Research and development expense in the nine-month period ended June 30, 2001 was approximately the same as in nine-month period ended June 30, 2000.  This expense as a percentage of total revenues increased to 6.8% in the nine-month period ended June 30, 2001, from 5.4% in the nine-month period ended June 30, 2000 as a result of decreased revenues for the period ended June 30, 2001.

             Interest Expense.  Interest expense decreased 48.5%, or $1.8 million, to $1.9 million in the nine-month period ended June 30, 2001, compared to $3.7 million in the nine-month period ended June 30, 2000 as a result of a lower debt balance and a lower interest rate in the nine-month period ended June 30, 2001.

             Income Taxes. The effective tax rate in the nine-month periods ended June 30, 2001 and 2000 were 38.0% and 39.4%, respectively.

Liquidity and Capital Resources

             Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from distributors and customers.  The Company’s operating activities generated cash flow of $4.8 million and $0.5 million in the nine-month periods ended June 30, 2000 and 2001, respectively.

             On December 19, 1997, the Company entered into the Old Credit Facility.  Borrowings under the Old Credit Facility were $32.2 million at September 30, 2000.  Subsequent to September 30, 2000, the Company used proceeds of $22.2 million from the sale of the Company’s concert sound reinforcement business, and continental European rental operations and the funding of the London Bank Loan to reduce borrowings under the Old Credit Facility to $10.0 million.

             On December 29, 2000, Vari-Lite entered into the New Credit Facility which includes the $12.0 Term Loan, the $5.0 million Revolver and the $3.0 million Capital Expenditure Loan.  The Revolver and the Capital Expenditure Loan commitments will increase to $7.5 million and $5.0 million, respectively, by January 15, 2002, if the Company achieves specific financial performance.  The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below).  Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility).  Initially, all outstanding borrowings under the New Credit Facility bear interest at the lender’s base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively.  Beginning on January 15, 2002, all outstanding balances under the New Credit Facility will bear interest at the lender’s base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company’s ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility).  The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite, and a pledge of 65% of the outstanding capital stock of the Company’s foreign subsidiaries.  A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility.  The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios.  In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company’s stock.  The New Credit Facility terminates on December 31, 2003.  Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

             On November 23, 2000, the Company's U.K. subsidiary entered into the British pounds sterling 4.0 million (USD 5.8 million) London Bank Loan.  The London Bank Loan, which accrues interest at the rate of 9.1% per annum and amortizes over 48 months, is secured by all of the assets of the Company’s London operations.  Other terms of the London Bank Loan include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

             The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment.  These loans are amortized over three to five years and bear interest at various rates ranging from 1.62% to 10.35%.  Proceeds received under this type of financing were approximately $2.6 million and $1.1 million for the nine-month periods ending June 30, 2000 and 2001, respectively, and borrowings outstanding under this type of financing at June 30, 2000 and 2001 were approximately $4.0 million and $2.4 million, respectively.

             The Company’s business requires significant capital expenditures.  Capital expenditures for the nine months ended June 30, 2000 and 2001 were approximately $2.5 million and $7.5 million, respectively, of which approximately $2.0 million and $6.7 million were for rental equipment inventories.  The majority of the Company’s revenues are generated through the rental of automated lighting systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

             The Company had a working capital deficit of $27.4 million at June 30, 2000 and a working capital surplus of $14.5 million at June 30, 2001. The working capital deficit at June 30, 2000 was primarily due to the scheduled maturity of the Old Credit Facility on January 1, 2001, which was recorded as current debt as of June 30, 2000.  The working capital surplus at June 30, 2001 is primarily the result of the refinancing of the Old Credit Facility with the New Credit Facility and the overall reduction in outstanding debt.

             Management believes that cash flow generated from operations and borrowing capacity under the New Credit Facility will be sufficient to meet the Company’s anticipated operating cash and capital expenditure needs for the next twelve months.  Because the Company’s future operating results will depend on a number of factors, including the demand for the Company’s products and services, the success of the Company to market, sell and support products, the level of competition, the success of the Company’s research and development programs, the Company’s ability to achieve competitive and technological advances and general and economic conditions and other factors beyond the Company’s control, there can be no assurance that sufficient capital resources will be available to fund the business beyond such period.

  Disclosure Regarding Forward-Looking Statements

             This report includes "forward–looking statements" as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward–looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company: fluctuations in operating results and seasonality; the success of the Company to market, sell and support products; technological changes; reliance on intellectual property; dependence on the entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; dependence on key suppliers and dependence on manufacturing facility. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company does not believe that the market risks for the three-month and nine-month periods ended June 30, 2001 substantially changed from those risks outlined for the year ended September 30, 2000 in the Company’s Form 10-K.

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

             In November 1999, Coemar S.p.A. and Clay Paky S.p.A. filed separate lawsuits against the Company in the United States District Court for the Southern District of New York.  The suits were transferred to the United States District Court for the Northern District of Texas on July 12, 2000.  The lawsuits seek declarations from the court that a certain patent of the Company is invalid, unenforceable and/or not infringed by Coemar S.p.A. and Clay Paky S.p.A.  In December 2000, the Company negotiated a settlement with Coemar S.p.A. and Clay Paky S.p.A, the specific terms of which are confidential, but included a cash settlement paid to the Company and authorization for Coemar S.p.A. and Clay Paky S.p.A to continue to sell all existing products that were subject to the Company’s patents.  The lawsuits are currently stayed pending dismissal.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.60	Employment Agreement, dated July 11, 2001, between the Company and Robert H. Schacherl
	10.61	Amendment No. 1, dated March 30, 2001, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc. and Firstar Bank, National Association
	10.62	Amendment No. 2, dated June 30, 2001, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc. and Firstar Bank, National Association.

(b)	No reports on Form 8-K were filed for the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARI-LITE INTERNATIONAL, INC.

Date:	August 10, 2001	By:	/s/ JEROME L. TROJAN III

Jerome L. Trojan III Vice President - Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)