Form 10-K
period 2001-09-30
VARI LITE INTERNATIONAL INC
filed 2001-12-31
CIK 1033491

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on December 21, was $6,492,307. As of that date, 7,800,003 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held on March 1, 2002.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                                                                        PAGE
                                                                                      --------
PART I
Item 1.                 Business....................................................      3
Item 2.                 Properties..................................................      7
Item 3.                 Legal Proceedings...........................................      7
Item 4.                 Submission of Matters to a Vote of Security Holders.........      7

PART II
Item 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................      8
Item 6.                 Selected Consolidated Financial Data........................      9
Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and
                          Results of Operations.....................................     10
Item 7A.                Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     18
Item 8.                 Financial Statements and Supplementary Data.................     18
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                          and
                          Financial Disclosure......................................     18

PART III
Item 10.                Directors and Executive Officers of the Registrant..........     19
Item 11.                Executive Compensation......................................     19
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................     19
Item 13.                Certain Relationships and Related Transactions..............     19

PART IV
Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................     20
SIGNATURES..........................................................................     26
INDEX TO FINANCIAL STATEMENTS.......................................................    F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    The Company is a leading worldwide designer and manufacturer of automated lighting systems and distributor of automated and conventional lighting and related equipment and services. The Company markets its products and services primarily to the entertainment industry, serving such markets as concert touring, theater, television and film and corporate events. The Company's manufacturing and sales division sells VARI*LITE automated lighting equipment through a dedicated sales staff and a worldwide network of independent dealers. Through its domestic and international offices, the Company's VLPS rental division offers complete automated and conventional lighting systems and lighting production services.

    The Company's predecessor was incorporated in 1988 in the State of Texas as a holding company for operations, which began in 1981 and was reincorporated in the State of Delaware in 1997. The Company's principal executive offices are located at 201 Regal Row, Dallas, Texas 75247 and its telephone number is
(214) 630-1963.

PRODUCTS AND SERVICES

VARI-LITE MANUFACTURING AND SALES

    The Company designs, manufactures and distributes an extensive line of automated spot and wash lighting fixtures, or "luminaires." Spot luminaires create a hard-edged, crisp beam which can be used for precisely focused illumination and visual effects, as well as for projecting custom light images and designs through the use of "gobos", designs etched into a piece of glass or cut into a piece of metal through which a light beam is directed to create an image. Wash luminaires project a soft-edge light beam for even illumination of objects and areas. The Company has patented a number of features which the Company believes makes its luminaires superior to those of its competitors. The Company currently manufactures three series of luminaires.

    - SERIES 2200-TM- SPOT LUMINAIRES. The small, lightweight and virtually silent VL2202-TM- luminaire features an upper enclosure that houses the control electronics, as well as a power factor corrected arc power supply for a 700 watt lamp. The VL2202-TM- luminaire supports a wide variety of colors and gobos with two fixed 11-position wheels for interchangeable dichroic color and gobo selections, as well as one five-position rotating gobo wheel for gobos or effects. A 3:1 zoom optics system and a programmable iris combine to create a wide variety of beam sizes. The luminaire features full field dimming, strobe effects and smooth, repeatable motion.

    - SERIES 2400-TM- WASH LUMINAIRES. Like the VL2202-TM- spot luminaire, the Series 2400-TM- wash luminaires include an upper enclosure that houses the control electronics as well as a power factor corrected arc power supply for the lamp. The VL2416-TM- wash luminaire features a 1200 watt arc lamp and an innovative zoomable beam spreading optics system which can provide a field angle from 5 to 55 degrees. A rotatable, indexable front lens assembly that accepts standard PAR 64 lenses can be used for many unique beam effects. The DICHRO*TUNE-TM- radial color changer employs enhanced dichroic color filters to produce smooth, full spectrum color crossfades as well as very quick color changes. An internal douser allows intensity control as well as strobe effects. The VL2402-TM- wash luminaire is identical in configuration and size to the VL2202-TM- spot luminaire and features the same zoomable beam spreading optics offered in the VL2416-TM- wash luminaire for beam control. The VL2402-TM-luminaire includes three color wheels for smooth, full spectrum color crossfades as well as a fixed color wheel for rapid, "snap" color changes. Smooth dimming and strobe effects are also provided.

    - SERIES 1000-TM- ELLIPSOIDAL REFLECTOR SPOTLIGHT. The VL1000-TM- ERS is the only automated version of one of the most popular lighting tools in use today, the ellipsoidal reflector spotlight. There are currently four versions of the VL1000-TM- ERS that combine either a tungsten or arc lamp source with the absence or presence of automated shutters. Features of the VL1000-TM- ERS include CYM color mixing, five rotating and indexing gobo positions, zoom optics with an imaging range from 19(o) to 36(o) and a non-imaging zoom range out to a 70(o) beam field, pan and tilt capability and an optional beam size iris. Another unique feature of the VL1000-TM- ERS is a variable diffusion mechanism to soften the edges of the beam or image all the way out to a total wash beam. This allows the same fixture to function as a spot or a wash luminaire. The VL1000-TM- ERS offers a unique optical system which enables these luminaires to be the only automated spotlight to utilize a tungsten source to produce professional level output at the popular 3200(o)K color temperature. As such, the VL1000-TM- ERS can be used for applications traditionally dominated by conventional lighting fixtures. The tungsten lamp versions of the VL1000-TM- ERS produce approximately 10,000 lumens of output while the 575 watt arc lamp versions of the VL1000-TM- ERS produce over 15,000 lumens of output at a 5600(o)K color temperature and include mechanical dimming and an external arc power supply.

    All of the Company's luminaires will operate from the various line voltages around the world. The Company has designed all of its luminaires, including models no longer manufactured, to be compatible with industry standard DMX-512 control consoles, as well as the Company's previously manufactured proprietary control consoles.

    The Company manufactures its products in Dallas, Texas. The manufacturing process principally consists of procuring, inspecting and assembling components custom-made by others to the Company's specifications. The Company generally provides its suppliers with specifications for its components and pays for all tooling used in their production. The Company emphasizes the quality and reliability of its products and, accordingly, submits all finished products to rigorous testing at the time they are manufactured.

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

VLPS RENTAL OPERATIONS

    VLPS rental operations carries three major automated product lines previously manufactured by the Company, as well as all of the products currently manufactured and sold by the Company.

    - SERIES 200-TM- LUMINAIRES. The Company rents Series 200-TM- luminaires, including the VL2C-TM- spot luminaire and VL4-TM- wash luminaire. The VL2C-TM-spot luminaire can change light color in one-tenth of a second and can produce more than 120 separate light colors through the use of the Company's patented color changing system. The VL4-TM- luminaire's patented color changing system allows the user to select 30 preset and 160 programmable colors from thousands of available colors and to change these colors in less than three-tenths of a second, or program the system for timed color cross-fades. In addition, the VL4-TM- luminaire features precisely timed control of light intensity, including the ability to instantaneously turn the light fixture on and off. Continuous adjustment of diffusion and beam angle provides enhanced control of the beam shape.

    - SERIES 300-TM- LUMINAIRES. The Series 300-TM- luminaires are virtually silent, lightweight automated lighting instruments with sophisticated color changing features. The Series 300-TM- luminaires include the

VL5-TM-, VL5Arc-TM- and VL5B-TM- wash luminaires, and the VL6-TM-, VL6B-TM-, VL6C-TM-, VL7-TM- and VL7B-TM- spot luminaires. The VL5-TM- luminaire is lighter than the VL4-TM- luminaire, and its cold-mirror reflector both eliminates the need for noisy cooling fans and reduces the amount of heat the lights emit onto the stage. Color changes for the VL5-TM- are controlled by a system that allows color cross-fades in as little as seven-tenths of a second and interchangeable lenses work with an internal diffusing mechanism to provide a wide variety of beam sizes and shapes. The VL5Arc-TM- luminaire uses a 575 watt arc source rather than the 1000 watt tungsten source used in the VL5-TM- luminaire and the VL5B-TM- luminaire contains a different color palate than the VL5-TM- luminaire. The VL6-TM- spot luminaire is the companion to the VL5-TM- wash luminaire, and has two interchangeable 11-position wheels of dichroic color filters and gobos for split second color and image changes and multi-color beams. The VL6B-TM-spot luminaire adds a 3:1 zoom optics system and rotating gobos to the VL6-TM-luminaire. The VL6C-TM- luminaire has the same features as the VL6B-TM-luminaire except that it contains a 700 watt arc lamp. The VL7-TM- spot luminaire has a revolutionary collection optics system that produces a bright beam and provides an 8:1 zoom. Other features of the VL7-TM- include full color spectrum crossfades with unparalleled precision and repeatability via the unique CVF-TM- System, strobe, image morphing and fixed and rotating gobos. The VL7B-TM- spot luminaire adds a four frame shuttering system to the VL7-TM-fixture.

    - VIRTUOSO-TM- CONTROL CONSOLE. The Virtuoso-TM- control console was designed to control VARI*LITE-Registered Trademark- luminaires, DMX automated lights and conventional fixtures. The console is capable of controlling up to 2,000 luminaires with up to 10,000 cues per channel, depending on the types of luminaires being used, and includes an advanced, 3-D graphical interface that allows users to have a real-time view of system status and performance. The 3-D graphical interface can also be used to program cues while the luminaires are off-line to maximize programming efficiency for busy production environments or for pre-production work before the actual lighting system is available. Multiple Virtuoso-TM- consoles can be connected and programmed simultaneously, a major advantage in very large productions or when time is very limited. Advanced fiber optic connections are provided for maximum performance. The Virtuoso DX-TM-console offers all of the same performance and features as the Virtuoso-TM-console in a much smaller, less expensive platform. The Virtuoso DX-TM- console connects directly into the lighting system with either traditional network wiring or with the same advanced fiber optics used in the Virtuoso-TM- console. The Virtuoso DX-TM- console also offers the additional advantage of outputting eight universes of DMX-512 control directly from the console. This allows the console to be used with equal ease with VARI*LITE-Registered Trademark-luminaires, DMX automated lights or conventional fixtures. The Company's Visionary 3D-TM- software package allows users to create actual Virtuoso-TM-cues and showfiles, using the 3-D graphical interface, without the presence of a console or lighting system, using only a personal computer. These showfiles can then be transported to the Virtuoso-TM- or Virtuoso DX-TM- console for use with the lighting system.

    The Company also rents a wide variety of conventional lighting and rigging equipment, including numerous types of luminaires and control consoles, large search lights, automatic gel scrollers, trusses, motors, dimmers, smoke machines, power and control signal distribution equipment and cables. The Company developed a unique stackable, plastic injection-molded storage case for transporting its equipment. The case is custom-designed to protect VARI*LITE-Registered Trademark- equipment and last longer than the industry-standard carpet covered wood or laminate cases. The case is also significantly lighter than other cases, thereby reducing transportation costs. To complement the integrated product packages, customers can utilize the VLPS CAD/WYSIWYG studio facilities to assist with pre- and post-production design work. In addition, the Company provides trained personnel to operate its automated lighting systems and offers training courses, maintenance and other related production services to customers.

    The Company emphasizes the quality and reliability of its products and, accordingly, submits all products to vigorous testing at the time they are returned to the Company at the termination of each rental agreement. The Company uses an inventory control and management system to locate its rental equipment at all times anywhere in the world. Each piece of equipment is assigned a serial number for identification purposes. Equipment utilization is centrally monitored at the Company's headquarters to determine which products are in highest demand in various geographic markets and whether certain equipment should be relocated to increase utilization and revenue, whether product shortages that require the production of additional units exist, whether current pricing is at the appropriate level, and whether excess quantities exist that may be sold. The maximum utilization rates of the Company's rental equipment are affected by production scheduling requirements of the customers' various markets. Utilization rates are also impacted by the quantity of inventory, maintenance requirements and shipping time. The Company's inventory control system helps the Company optimize its utilization rates in light of these factors in order to satisfy customer requirements, maximize revenue and optimize equipment levels.

MARKETING, SALES AND DISTRIBUTION

    The Company markets its products and services to the entertainment industry, including concert touring, theatre, television and film and corporate events markets, through various media including, but not limited to, trade shows, trade advertising and direct marketing. The Company solicits business from lighting and set designers, other specifiers and consultants, artist managers, producers, production managers, end users and production companies, promoters, rental companies, corporations and business associations. The Company believes that its quality products, reputation for innovation, customer relationships, worldwide distribution and excellent service are the keys to its success. No customer has accounted for more than 10% of the Company's revenues for at least the last three fiscal years.

    The Company's Vari-Lite manufacturing and sales division sells its products through a dedicated sales staff and through independent dealers located in over 40 cities in North America, Europe and Asia. The Company's VLPS operations rents complete lighting systems and provides services through Company-owned offices located in New York, Los Angeles, Nashville, Orlando, Las Vegas, Chicago, London and Tokyo.

    The Company relies heavily on its reputation for quality and service, which is enhanced by its high visibility projects and customers. The Company reinforces this reputation by advertising in trade and specialty magazines. Although most of the VLPS rental operations contracts are procured through a bidding process, the Company believes that competition for both sales and rental of lighting equipment is based on expertise, quality, price, reputation and, in the case of VLPS, full service capabilities.

RESEARCH AND DEVELOPMENT; INTELLECTUAL PROPERTY

    The Company's proprietary technology and development of innovative products that meet the needs of its customers have enabled it to expand the applications for its technology to new products and markets. From time to time, the Company collaborates with unaffiliated entities to supplement and complement its internal research and development activities. The Company's innovative research and development activities were recognized when Vari-Lite, Inc. was awarded Primetime Emmy-Registered Trademark- awards for its Series 200-TM- system, VL5-TM- wash luminaire and Virtuoso-TM- control console in 1991, 1994 and 2001, respectively.

    The Company's research and development group consists of over 25 engineers, technicians and related personnel. These internal capabilities enable the Company to continually improve existing products, design new products and develop new technology to meet the needs of its customers. In the fiscal years ended September 30, 1999, 2000 and 2001, the Company's research and development expenditures totaled $5.6 million, $5.2 million and $5.3 million, respectively.

    The Company's extensive research and development efforts have produced a number of leading-edge technological developments in the automated lighting industry. When appropriate, the Company seeks patent protection for its products. The Company had registered and received more than 45 domestic patents and more than 190 foreign patents in several different countries and territories. In addition, the Company consistently has patent applications pending in the United States and worldwide. The Company's patents cover the basic concepts, control software, control hardware and features unique to each of the Company's VARI*LITE-Registered Trademark- luminaire models. The Company believes that its patents provide it with a substantial competitive advantage in the automated lighting industry, and the Company's ability to compete in the future will depend in part on maintaining its technological advantage over its competitors.

    The Company has obtained trademark protection in the United States and numerous foreign countries on various names, including, among others, VARI*LITE-Registered Trademark-, Virtuoso-TM-, Virtuoso DX-TM-, VL2C-TM-, VL4-TM-, VL5-TM-, VL5Arc-TM-, VL5B-TM-, VL6-TM-, VL6B-TM-, VL6C-TM-, VL7-TM-, VL7B-TM-, VL1000-TM-, VL2200-TM-, VL2202-TM-, VL2400-TM-, VL2402-TM-,
VL2416-TM-, VARI*IMAGE-TM-, DICHRO*TUNE-TM- and DICHRO*WHEEL-TM-.

COMPETITION

    The lighting industry is highly competitive. The Company's manufacturing and sales operation primarily competes with High End Systems, Inc., Martin Gruppen A/S, Coemar SPA and Clay Paky SPA. The Company's VLPS rental operation primarily competes with Production Resource Group, PLC and many other conventional lighting rental companies. Competitive factors primarily include product capabilities, quality, reliability, price, worldwide distribution, full service capabilities, brand name recognition, reputation, customer service and support. The VARI*LITE-Registered Trademark- brand name has been recognized for years as the preeminent brand name for automated lighting.

EMPLOYEES

    The Company has 336 full-time employees. In addition, the Company has 115 part-time and temporary employees. None of the Company's employees is a party to any collective bargaining agreement and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company leases all of its facilities, including three facilities comprising approximately 114,400 square feet in Dallas, Texas under leases that expire in April 2002 and April 2003. The Dallas facilities contain the Company's executive offices, manufacturing, warehouse, maintenance, research and development facilities and training center. The executive offices and warehouse space of Vari-Lite Europe, Ltd. are located in London, England in one facility comprising approximately 57,000 square feet and the associated lease expires in April 2010. The executive offices of Vari-Lite Asia, Inc., as well as its technical center, are located in Tokyo in two leased facilities aggregating approximately 23,300 square feet, the terms of which expire in February 2003 and November 2004. The Company also leases office and warehouse space in New York and Los Angeles of 35,300 and 58,000 square feet, respectively, with lease term expirations of August 2010 and April 2004, respectively. In addition, the Company leases sales offices in Chicago, Las Vegas, Nashville and Orlando. The Company believes it maintains generally adequate insurance with respect to its properties.

ITEM 3.  LEGAL PROCEEDINGS

    In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims. The Company is not currently involved in any material legal proceedings incidental to the conduct of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on the Nasdaq National Market under the symbol "LITE." The Company consummated its initial public offering of Common Stock on October 16, 1997. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market:

                                                                  PRICE RANGE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR 2000
  First Quarter.............................................   $1.688     $0.938
  Second Quarter............................................   $4.000     $0.938
  Third Quarter.............................................   $2.750     $0.875
  Fourth Quarter............................................   $1.500     $0.688

FISCAL YEAR 2001
  First Quarter.............................................   $2.500     $0.625
  Second Quarter............................................   $2.250     $0.750
  Third Quarter.............................................   $2.000     $1.210
  Fourth Quarter............................................   $1.540     $0.780

FISCAL YEAR 2002
  First Quarter (through December 21, 2001).................   $1.350     $0.940

    There were 77 stockholders of record of Common Stock on December 21, 2001.

    The Company has not paid, and does not anticipate paying in the foreseeable future, any cash dividends and expects that future earnings will be retained to finance operations and expansion. Currently, the payment of cash dividends is prohibited by the New Credit Facility (as hereinafter defined). See "Liquidity and Capital Resources".

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for the Company as of and for each of the five fiscal years in the period ended September 30, 2001, have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this report.

                                                                            YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------------------------------
                                                                1997       1998       1999       2000       2001
                                                              --------   --------   --------   --------   --------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Rental revenues.............................................  $ 66,095   $ 73,235   $ 78,520   $ 76,366   $ 55,597
Product sales and service revenues..........................    24,563     15,141     13,012     17,322     17,466
                                                              --------   --------   --------   --------   --------
  Total revenues............................................    90,658     88,376     91,532     93,688     73,063
Rental costs................................................    26,746     33,172     39,557     35,990     25,534
Product sales and service costs.............................    13,301     10,472      7,393     10,881     11,518
                                                              --------   --------   --------   --------   --------
Gross profit................................................    50,611     44,732     44,582     46,817     36,011
Selling, general and administrative expense.................    32,779     35,014     38,224     37,102     31,551
Research and development expense............................     6,657      6,690      5,586      5,152      5,260
Impairment of assets........................................        --      3,542         --      3,850         --
Restructuring costs.........................................        --      1,080        600         --         --
Gains on lawsuit settlement and sale of lease...............        --         --         --     (3,993)        --
Gain on sale of concert sound reinforcement business........        --         --         --         --     (7,100)
                                                              --------   --------   --------   --------   --------
Operating income (loss).....................................    11,175     (1,594)       172      4,706      6,300
Interest expense (net)......................................     3,930      2,881      4,540      5,180      2,294
                                                              --------   --------   --------   --------   --------
Income (loss) before taxes, extraordinary loss and
  cumulative effect of change in accounting principle.......     7,245     (4,475)    (4,368)      (474)     4,006
Income taxes (benefit)......................................     2,916     (1,785)    (1,725)      (187)     1,556
                                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary loss and cumulative
  effect of change in accounting principle..................     4,329     (2,690)    (2,643)      (287)     2,450
Extraordinary loss from early extinguishment of debt........        --       (737)        --         --         --
Cumulative effect of change in accounting principle.........        --       (195)        --         --         --
                                                              --------   --------   --------   --------   --------
Net income (loss)...........................................  $  4,329   $ (3,622)  $ (2,643)  $   (287)  $  2,450
                                                              ========   ========   ========   ========   ========
Net income (loss) per basic share...........................  $   0.75   $  (0.47)  $  (0.34)  $  (0.04)  $   0.31
Net income (loss) per diluted share.........................  $   0.74   $  (0.47)  $  (0.34)  $  (0.04)  $   0.31
Cash dividends per share(1).................................  $   0.18   $     --   $     --   $     --   $     --
Weighted average basic shares outstanding...................     5,799      7,712      7,800      7,800      7,800
Weighted average diluted shares outstanding.................     5,819      7,712      7,800      7,800      7,865

OTHER DATA:
EBITDA(2)...................................................  $ 22,634   $ 11,921   $ 15,402   $ 18,547   $ 16,761
Net cash provided by operations.............................    15,237      6,474      8,494      9,653      3,347
Net cash provided (used) by investing activities............   (23,071)   (27,576)   (10,040)     4,314      9,054
Net cash provided (used) by financing activities............     8,346     23,673     (2,181)   (10,284)   (12,334)
Capital expenditures........................................    23,212     25,841     12,914      3,980      8,267

                                                                              AS OF SEPTEMBER 30,
                                                              ----------------------------------------------------
                                                                1997       1998       1999       2000       2001
                                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Total assets................................................  $96,704    $114,627   $107,700   $94,703    $80,218
Total long-term obligations.................................   46,242      50,333     48,050    37,735     23,256
Stockholders' equity........................................   27,541      44,704     43,235    41,748     45,327

------------------------------

(1) The Company does not anticipate paying any cash dividends on the Common Stock for the foreseeable future and anticipates that future earnings will be retained to finance future operations and expansion. See "Market for Registrant's Common Equity and Related Stockholder Matters."

(2) EBITDA is calculated herein as income before income taxes, extraordinary loss and cumulative effect of change in accounting principle plus depreciation, amortization and net interest expense. The Company believes that EBITDA serves as an important financial analysis tool for measuring and comparing financial information such as liquidity, operating performance and leverage. EBITDA should not be considered an alternative to net income or other cash flow measures determined under accounting principals generally accepted in the United States of America as an indicator of the Company's performance or liquidity.

    EBITDA as disclosed herein may not be comparable to EBITDA as disclosed by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is a leading worldwide designer and manufacturer of automated lighting systems and distributor of automated and conventional lighting and related equipment and services. The Company markets its products and services primarily to the entertainment industry, serving such markets as concert touring, theater, television and film and corporate events. The Company's manufacturing and sales division sells VARI*LITE automated lighting equipment through a dedicated sales staff and a worldwide network of independent dealers. Through its domestic and international offices, the Company's VLPS rental division offers complete automated and conventional lighting systems and lighting production services.

    Rental revenues were $78.5 million, $76.4 million and $55.6 million or 85.8%, 81.5% and 76.1% of total revenues during fiscal 1999, 2000 and 2001, respectively. The majority of the Company's rental revenues are generated from VLPS' rental of VARI*LITE-Registered Trademark- automated lighting systems, with the remainder from the rental of conventional lighting equipment, related equipment and from the provision of services and, through November 2000, from the rental of concert sound systems. The Company's rental revenues are recorded as earned over the term of each lease. Rental costs consist of direct costs of maintaining, supporting and delivering the rental equipment and the depreciation costs of the capital expenditures incurred to manufacture or purchase the rental equipment. The Company depreciates rental equipment over periods of five to ten years.

    The Company generates sales revenue from the sale of VARI*LITE-Registered Trademark- automated lighting equipment as well as, through April 2001, providing design and production management services to corporations and business associations for conventions, business meetings and special events.

    The following table reflects the percentages of total revenues by market:

                                                                  YEARS ENDED
                                                                 SEPTEMBER 30,
                                                         ------------------------------
                                                           1999       2000       2001
                                                         --------   --------   --------
Concert Touring........................................    31.1%      26.9%      22.1%
Theatre................................................    12.0        9.5        9.8
Television and Film....................................    19.8       21.0       21.0
Corporate Events.......................................    26.4       25.5       21.0
Product Sales and Sales-Type Leases....................     7.9       13.4       20.0
Other..................................................     2.8        3.8        6.0
                                                          -----      -----      -----
  Total Revenue........................................   100.0%     100.0%     100.0%
                                                          =====      =====      =====

Although the Company expects revenues earned from concert touring (primarily rental revenues) to continue to represent a significant percentage of the Company's total revenues, from fiscal 1999 to fiscal 2001 concert touring revenues have decreased as a percentage of the Company's total revenues due to an increase in rental revenues generated from the Company's other customer markets, an increase in revenues from product sales and the sale in November 2000, of the Company's concert sound reinforcement business. The Company has experienced fluctuations in its concert touring revenues because of the unpredictable nature of the timing and duration of such tours and expects such fluctuations to continue in the future. The Company anticipates revenue from the theater market will continue to fluctuate with the development of new theatrical productions. Revenues earned from the television and film market have increased from fiscal 1999 to fiscal 2001 as a result of the expanding worldwide television market and the need to meet additional programming requirements. In addition, the Company has experienced an increase in revenues from the corporate events market as a result of an increasing number of companies that desire to create entertainment-like productions at company meetings and trade shows. The increase in product sales and sales-type leases from fiscal 1999 to fiscal 2001 is the result of the Company's strategic decision to begin selling
VARI*LITE-Registered Trademark- products in fiscal 2000.

    The following table reflects the Company's revenues as a percentage of total revenues (see Note M of the "Notes to Consolidated Financial Statements") by geographic region:

                                                           1999       2000       2001
                                                         --------   --------   --------
North America..........................................    52.0%      60.9%      59.4%
Europe.................................................    35.3       28.0       25.7
Asia...................................................    12.7       11.1       14.9
                                                          -----      -----      -----
  Total Revenue........................................   100.0%     100.0%     100.0%
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

RESULTS OF OPERATIONS

    The following table sets forth the percentages of total revenues (or as percentages of a component of total revenues as shown) represented by certain consolidated income statement data and other data for the indicated periods:

                                                                       YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Income Statement Data:
  Rental revenues...........................................    85.8%      81.5%      76.1%
  Product sales and service revenues........................    14.2       18.5       23.9
                                                               -----      -----      -----
    Total revenues..........................................   100.0      100.0      100.0
  Rental costs..............................................    43.2       38.4       34.9
  Product sales and service costs...........................     8.1       11.6       15.8
                                                               -----      -----      -----
  Gross margin..............................................    48.7       50.0       49.3
  Selling, general and administrative expense...............    41.7       39.6       43.2
  Research and development expense..........................     6.1        5.5        7.2
  Impairment of assets......................................      --        4.1         --
  Restructuring costs.......................................     0.7         --         --
  Gains on lawsuit settlement and sale of lease.............      --       (4.2)        --
  Gain on sale of concert sound reinforcement business......      --         --       (9.7)
                                                               -----      -----      -----
  Operating income..........................................     0.2        5.0        8.6
  Interest expense (net)....................................     5.0        5.5        3.1
                                                               -----      -----      -----
  Income (loss) before income taxes.........................    (4.8)      (0.5)       5.5
  Income tax expense (benefit)..............................    (1.9)      (0.2)       2.1
                                                               -----      -----      -----
  Net income (loss).........................................    (2.9)%     (0.3)%      3.4%
                                                               =====      =====      =====

Other Data:
  Rental revenues...........................................   100.0%     100.0%     100.0%
  Rental costs..............................................    50.4       47.1       45.9
                                                               -----      -----      -----
  Rental gross margin.......................................    49.6%      52.9%      54.1%
                                                               =====      =====      =====
  Product sales and service revenues........................   100.0%     100.0%     100.0%
  Product sales and service costs...........................    56.8       62.8       65.9
                                                               -----      -----      -----
  Product sales and service gross margin....................    43.2%      37.2%      34.1%
                                                               =====      =====      =====
  EBITDA(1).................................................    17.0%      19.8%      22.9%

------------------------------

(1) EBITDA is calculated herein as income before income taxes, extraordinary loss and cumulative effect of change in accounting principle plus depreciation, amortization and net interest expense. The Company believes that EBITDA serves as an important financial analysis tool for measuring and comparing financial information such as liquidity, operating performance and leverage. EBITDA should not be considered an alternative to net income or other cash flow measures determined under accounting principals generally accepted in the United States of America as an indicator of the Company's performance or liquidity. EBITDA as disclosed herein may not be comparable to EBITDA as disclosed by other companies.

FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 2000

    REVENUES. Total revenues decreased 22.0%, or $20.6 million, to $73.1 million in fiscal 2001, compared to $93.7 million in fiscal 2000. The revenue decrease was attributable primarily to the factors set forth below.

    RENTAL REVENUES. Rental revenues decreased 27.2%, or $20.8 million, to $55.6 million in fiscal 2001, compared to $76.4 million in fiscal 2000. This decrease was entirely due to the sale of the Company's continental European rental operations in October 2000 and concert sound reinforcement business in November 2000 which collectively accounted for $1.6 million of rental revenues in fiscal 2001 compared to $22.4 million in fiscal 2000.

    PRODUCT SALES AND SERVICES REVENUES. Although revenues generated from product sales and services increased in 2001 due, in part, to the sales of new and used VARI*LITE-Registered Trademark- automated lighting equipment, the increase was partially offset by the closing of the Company's corporate meeting and special events management business in April 2001 which had revenues of $6.7 million in fiscal 2000 and $3.7 million in fiscal 2001. This resulted in products sales and services revenues in fiscal 2001 being virtually unchanged from fiscal 2000.

    RENTAL COSTS. Rental costs decreased 29.1%, or $10.5 million, to $25.5 million in fiscal 2001, compared to $36.0 million in fiscal 2000. Rental costs as a percentage of rental revenues decreased to 45.9% in fiscal 2001, from 47.1% in fiscal 2000. The decrease in rental costs as a percentage of total rental revenues was primarily due to the sale of the Company's continental European operations in October 2000 which had higher costs as a percent of respective revenues than the remainder of the Company's rental business.

    PRODUCT SALES AND SERVICES COSTS. Product sales and services costs increased 5.9%, or $0.6 million, to $11.5 million in fiscal 2001, compared to $10.9 million in fiscal 2000. Product sales and services costs as a percentage of product sales and services revenues increased to 65.9% in fiscal 2001, from 62.8% in fiscal 2000. The increase in product sales and services costs as a percentage of the related revenues was primarily due to the higher costs associated with the manufacture and sale of new automated lighting equipment sold in fiscal 2001 as compared to the lower costs associated with the sale of used automated equipment in fiscal 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased 15.0%, or $5.5 million, to $31.6 million in fiscal 2001, compared to $37.1 million in fiscal 2000. This decrease was primarily due to the sale of the Company's continental European rental operations in October 2000 and concert sound reinforcement business in November 2000 and the closing of the Company's Hong Kong rental operations in January 2001 and corporate meeting and special events management business in April 2001. This expense as a percentage of total revenues increased to 43.2% in fiscal 2001 from 39.6% in fiscal 2000.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 2.1%, or $0.1 million, to $5.3 million in fiscal 2001, compared to $5.2 million in fiscal 2000. This expense as a percentage of total revenues increased to 7.2% in fiscal 2001, from 5.5% in fiscal 2000.

    IMPAIRMENT OF ASSETS. In June and October 2000, the Company implemented a strategic decision to sell a portion of its European operations. As a result, these European assets were written down to their net realizable value, resulting in a pre-tax charge of $3.9 million for fiscal 2000.

    GAINS ON LAWSUIT SETTLEMENT AND SALE OF LEASE. In August 2000, the Company settled a patent infringement lawsuit for $5.0 million which resulted in a net gain of $1.7 million and also negotiated the sale of a building lease in New York which resulted in a net gain of $2.3 million.

    INTEREST EXPENSE. Interest expense decreased 55.7%, or $2.9 million, to $2.3 million in fiscal 2001, compared to $5.2 million in fiscal 2000. This decrease was due to a lower debt balance and a lower interest rate in fiscal 2001.

    INCOME TAXES. The effective tax rate in fiscal 2001 and 2000 were 38.8% and 39.5%, respectively.

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

    PRODUCT SALES AND SERVICES REVENUES. Product sales and services revenues increased 33.1%, or $4.3 million, to $17.3 million in fiscal 2000, compared to $13.0 million in fiscal 1999. This increase was primarily due to sales of new and used VARI*LITE-Registered Trademark- automated lighting equipment which increased $3.6 million from $10.4 million for fiscal 2000 compared to $6.8 million for fiscal 1999.

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

    PRODUCT SALES AND SERVICES COSTS. Product sales and services costs increased 47.2%, or $3.5 million, to $10.9 million in fiscal 2000, compared to $7.4 million in fiscal 1999. Product sales and services costs as a percentage of product sales and services revenues increased to 62.8% in fiscal 2000, from 56.8% in fiscal 1999. The increase in product sales and services costs as a percentage of the related revenues was primarily the result of a decrease in revenues from sales-type leases which have historically had a lower cost compared to product sales.

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

    IMPAIRMENT OF ASSETS. In June and October 2000, the Company implemented a strategic decision to sell a portion of its European operations. As a result, these European assets were written down to their net realizable value, resulting in a pre-tax charge of $3.9 million for fiscal 2000.

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

                                                            QUARTERS ENDED
                                          ---------------------------------------------------
                                          DECEMBER 31    MARCH 31    JUNE 30    SEPTEMBER 30    FISCAL YEAR
                                          ------------   ---------   --------   -------------   -----------
                                                            (IN THOUSANDS)
FISCAL 1999
Total Revenues..........................     $25,248      $23,170    $20,066       $23,048        $91,532
EBITDA..................................       5,326        4,370      3,035         2,671         15,402
Operating income (loss).................       1,466          347       (661)         (980)           172

FISCAL 2000
Total Revenues..........................     $27,679      $20,719    $21,509       $23,781        $93,688
EBITDA..................................       6,938        2,714      4,004         4,891         18,547
Operating income (loss).................       3,362         (791)       549         1,586          4,706

FISCAL 2001
Total Revenues..........................     $20,378      $18,337    $15,584       $18,764        $73,063
EBITDA..................................      10,900        2,664        803         2,394         16,761
Operating income (loss).................       8,229          115     (1,800)         (244)         6,300

    EBITDA is calculated herein as income before income taxes, extraordinary loss and cumulative effect of change in accounting principle plus depreciation, amortization and net interest expense. The Company believes that EBITDA serves as an important financial analysis tool for measuring and comparing financial information such as liquidity, operating performance and leverage. EBITDA should not be considered an alternative to net income or other cash flow measures determined under accounting principals generally accepted in the United States of America as an indicator of the Company's performance or liquidity. EBITDA as disclosed herein may not be comparable to EBITDA as disclosed by other companies.

    The Company has experienced and is expected to continue to experience fluctuations in quarterly operating results, both between different quarters within the same fiscal year and with respect to the same quarter between different fiscal years. These fluctuations arise from several factors, including the timing and dollar value of product sales with customers, the dependence of the Company on concert tours, which are unpredictable in timing and duration, the introduction of new products and general economic conditions both domestically and internationally. Because of the possibilities of significant fluctuations, results for any quarter may not be indicative of results that may be achieved in a full year. EBITDA and operating loss for the quarter ended September 30, 1999, include charges totaling $0.6 million for employee termination costs associated with restructuring the Company's operations. EBITDA and operating loss for the quarter ended June 30, 2000, includes charges totaling $0.7 million for the impairment of assets used in the Company's Madrid, Spain operations which were sold. EBITDA and operating loss for the quarter ended September 30, 2000, includes total gains on the settlement of the patent infringement lawsuit and the sale of a building lease in New York of $4.0 million partially offset by charges totaling $3.2 million for the impairment of assets used in the Company's continental European operations which were sold. EBITDA and operating income for the quarter ended December 31, 2000, includes a $7.1 million gain on the sale of the Company's sound reinforcement business.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from customers. The Company's operating activities generated cash flow of approximately $8.5 million, $9.7 million and $3.3 million during fiscal 1999, 2000 and 2001, respectively.

    On December 19, 1997, the Company entered into a $50.0 million multicurrency revolving credit facility (the "Old Credit Facility"). Borrowings under the Old Credit Facility were $32.2 million at September 30, 2000. Subsequent to September 30, 2000, the Company used proceeds of $22.2 million from the sale of the Company's concert sound reinforcement business and continental European rental operations and the funding of the London Bank Loans to reduce borrowings under the Old Credit Facility to $10.0 million.

    On December 29, 2000, Vari-Lite, Inc. entered into the New Credit Facility which includes the $12.0 million Term Loan, the $5.0 million Revolver and the $3.0 million Capital Expenditure Loan. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the "New Credit Facility" as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility). As of September 30, 2001, there was $2.9 million outstanding under the Revolver. Prior to January 15, 2002, all outstanding borrowings under the New Credit Facility bear interest at the lender's base rate or LIBOR, plus a rate margin of .75% and 2.50%, respectively. Beginning on January 15, 2002, all outstanding balances under the New Credit Facility will bear interest at the lender's base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite, and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios, as amended on December 31, 2001. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2003. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

    On November 23, 2000, the Company entered into a British pounds sterling
4.0 million (USD 5.8 million) loan with a U.K. bank. On September 27, 2001, the Company entered into an additional British pounds sterling 0.5 million (USD
0.7 million) loan collectively, the "London Bank Loans". These loans accrue interest at the rate of 9.1% and 7.78% per annum and amortize over 48 months and 60 months, respectively. The London Bank Loans are secured by all of the assets of the Company's London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

    The Company has typically hedged a portion of its currency fluctuation risk by borrowing foreign currencies. Cash generated from the Company's European and Asian operations is typically denominated in the local currencies of these foreign offices and is used to pay expenses incurred in those currencies and service the foreign currency borrowings. The London Bank Loans are serviced by cash generated from the Company's London operations and serves as an economic hedge for net cash generated from these operations. This would not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In the future, the Company may use other financial instruments to hedge its foreign currency fluctuation risk.

    The Company has borrowed money to purchase computer equipment, office furniture and fixtures and conventional equipment. These loans typically amortize over three years and bear interest at various rates ranging from 1.6% to 9.3%. Proceeds received under this type of financing were approximately
$1.4 million, $2.9 million and $0.2 million for fiscal 1999, 2000 and 2001, respectively, and borrowings outstanding at September 30, 1999, 2000 and 2001 were approximately $2.6 million, $3.8 million and $1.2 million, respectively. In addition, in fiscal 2000, the Company borrowed an aggregate of $1.9 million through various capitalized leases which bear interest at rates of 2.3% to 10.35%. At September 30, 2000 and 2001, respectively, the Company's equipment borrowings outstanding (including capitalized leases) were $1.7 million and $0.8 million, respectively.

    The Company uses customer advances to fund short-term working capital and immediate capital expenditure needs for specific contracts. As of September 30, 1999, 2000 and 2001, the Company had unearned revenue related to customer advances of approximately $2.6 million, $3.3 million and $1.2 million, respectively.

    The Company's business requires on-going capital expenditures. Capital expenditures for fiscal 1999, 2000 and 2001 were approximately $12.9 million, $4.0 million and $8.3 million, respectively, of which approximately
$11.2 million, $2.6 million and $7.3 million were for rental equipment inventories. The majority of the Company's revenues are generated through equipment rentals and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

    Inventory included in current assets consists primarily of raw materials, finished goods and spare parts inventory for the Company's automated lighting equipment. Raw materials represented 90%, 90% and 85% of total inventory at September 30, 1999, 2000 and 2001, respectively.

    The Company had a working capital deficit of approximately $0.2 million at September 30, 1999 and $2.1 million at September 30, 2000 and a working capital surplus of $15.2 million at September 30, 2001. The Company has historically maintained working capital deficits since the bulk of its revenue generating assets are classified as long-term assets rather than current assets. The working capital surplus in 2001 was primarily the result of the refinancing of the Company's senior bank debt which resulted in more of the Company's debt being classified as long term.

    The Company did not pay dividends in fiscal 1999, 2000 and 2001 and does not anticipate paying any cash dividends for the foreseeable future.

    Management believes that cash flow generated from operations and borrowing capacity under the New Credit Facility will be sufficient to meet the anticipated operating cash needs and capital expenditures for the next twelve months. Because the Company's future operating results will depend on a number of factors, including the demand for the Company's products and services, the Company's ability to market, sell and support products, competition, the success of the Company's research and development programs, the ability to achieve competitive and technological advances, general and economic conditions and other factors beyond the Company's control, there can be no assurance that sufficient capital resources will be available to fund the expected expansion of its business beyond such period.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This report includes "forward-looking statements" as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company: fluctuations in operating results and seasonality; the Company's ability to market, sell and support products sold; technological changes; reliance on intellectual property; dependence on entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; and dependence on key suppliers and dependence on manufacturing facility. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk primarily due to fluctuations in interest rates and foreign currency.

    As of September 30, 2001, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an increase in interest expense of approximately $0.2 million.

    The Company has typically hedged a portion of its currency fluctuation risk by borrowing foreign currencies. Cash generated from the Company's European and Asian operations is typically denominated in the local currencies of these foreign offices and is used to pay expenses incurred in those currencies and service the foreign currency borrowings. The London Bank Loans are serviced by cash generated from the Company's London operations and serves as an economic hedge for net cash generated from these operations. These activities do not qualify as hedge accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In the future, the Company may use other financial instruments to hedge its foreign currency fluctuation risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and its subsidiaries which are required by this Item 8 are listed in Part IV, Item 14(a) of this report. Such consolidated financial statements are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report on the basis that the registrant will file a definitive proxy statement pursuant to Regulation 14A for its annual meeting of shareholders to be held on March 1, 2002 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Report of the Compensation Committee and Omnibus Committee on Executive Compensation, the Report of the Audit Committee or the Stock Performance Graph included in the Proxy Statement.

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

    (c) No reports on Form 8-K were filed during the last quarter of the year ended September 30, 2001.

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

         3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
                        Form S-1 No. 333-33559)

         3.3            Certificate of Designation of Rights, Preferences and
                        Privileges of Series A Junior Participating Preferred Stock,
                        dated September 22, 1999 (incorporated by reference to
                        Exhibit 3.3 to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 1999)

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

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
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

         4.8            Supplement, dated as of August 31, 1999, to the Warrant
                        Agreement, dated as of July 31, 1996, between the Company,
                        Brown Brothers Harriman & Co., the First National Bank of
                        Chicago as successor to NBD Bank, Suntrust Bank, Comerica
                        Bank-Texas, and Chase Bank of Texas, N.A. (CBT)
                        (incorporated by reference to Exhibit 4.8 to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        1999)

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

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
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

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
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

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
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

        10.44 Rights Agreement, dated September 27, 1999, by and between the Company and Chase Mellon Shareholder Services, L.L.C.
                        (incorporated by reference to Exhibit 4.1 to the Company's
                        Form 8-K filed September 22, 1999)

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

        10.50           Equity Purchase Agreement, dated November 17, 2000 by and
                        among Vari-Lite International, Inc., Showco, Inc., Clair
                        Brothers Audio Enterprises, Inc. and Clair Acquisition Corp.
                        (incorporated by reference to Exhibit 2.2 to the Company's
                        Form 8-K filed December 4, 2000)

        10.51           Financing Agreement, dated December 29, 2000, between
                        Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on
                        Form 10-K for the year ended September 30, 2000)

        10.52           Security Agreement, dated December 29, 2000, between the
                        Company and U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by
                        reference to Exhibit 10.52 to the Company's Annual Report on
                        Form 10-K for the year ended September 30, 2000)

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
        10.53           Guaranty Agreement, dated December 29, 2000, made by the
                        Company in favor of U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on
                        Form 10-K for the year ended September 30, 2000)
        10.54           Patent, Trademark and License Security Agreement, dated
                        December 29, 2000, between Vari-Lite, Inc. and U.S. Bank
                        National Association, formerly known as Firstar Bank,
                        National Association (incorporated by reference to
                        Exhibit 10.54 to the Company's Annual Report on Form 10-K
                        for the year ended September 30, 2000)
        10.55           Chattel Mortgage Facility Offer, dated November 9, 2000,
                        between Vari-Lite Production Services Ltd. and Barclays
                        Mercantile Business Finance Limited (incorporated by
                        reference to Exhibit 10.55 to the Company's Annual Report on
                        Form 10-K for the year ended September 30, 2000)
        10.56           Mortgage, dated November 23, 2000, between Vari-Lite
                        Production Services Ltd. and Barclays Mercantile Business
                        Finance Limited (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year
                        ended September 30, 2000)
        10.57           Guarantee & Indemnity-Cross Border, dated November 23, 2000, between the Company and Barclays Mercantile Business Finance
                        Limited on behalf of Vari-Lite Production Services, Ltd.
                        (incorporated by reference to Exhibit 10.57 to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        2000)
        10.58           Employment Agreement, dated January 1, 2001, between the
                        Company and T. Clay Powers (incorporated by reference to
                        Exhibit 10.58 to the Company's Quarterly Report for the
                        quarterly period ended March 31, 2001)
        10.59           Employment Agreement, dated January 1, 2001, between the
                        Company and Jerome L. Trojan III (incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report for the
                        quarterly period ended March 31, 2001)
        10.60           Employment Agreement, dated July 11, 2001, between the
                        Company and Robert H. Schacherl (incorporated by reference to Exhibit 10.60 to the Company's Quarterly Report for the
                        quarterly period ended June 30, 2001)
        10.61           Amendment No. 1, dated March 30, 2001, to the Financing
                        Agreement, dated as of December 29, 2000, between
                        Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report for the quarterly period ended June 30, 2001)
        10.62           Amendment No. 2, dated June 30, 2001, to the Financing
                        Agreement, dated as of December 29, 2000, between
                        Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report for the quarterly period ended June 30, 2001)
        10.63           Amendment No. 1 to the Vari-Lite International, Inc. 1997
                        Omnibus Plan (incorporated by reference to Exhibit 4.2 to
                        the Company's Registration Statement on Form S-8
                        No. 333-67664)
       *10.64           Amendment No. 3, dated December 31, 2001, to the Financing
                        Agreement, dated as of December 29, 2000, between Vari-Lite,
                        Inc. and U.S. Bank National Association, formerly known as
                        Firstar Bank, National Association.
       *10.65           Master Lease Purchase Agreement, dated September 27, 2001, between Vari-Lite Europe Ltd., formerly known as Vari-Lite
                        Production Services, Ltd., and Barclays Mercantile Business
                        Finance Limited.
       *21.1            List of Company's Subsidiaries
       *23.1            Consent of Deloitte & Touche, LLP

------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas and State of Texas on the 31st day of December, 2001.

                                                       VARI-LITE INTERNATIONAL, INC.

                                                       By:            /s/ H.R. BRUTSCHE III
                                                            -----------------------------------------
                                                                        H.R. Brutsche III
                                                                 CHAIRMAN OF THE BOARD AND CHIEF
                                                                        EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 31st day of December, 2001.

            /s/ H.R. BRUTSCHE III              Chairman of the Board and Chief Executive
--------------------------------------------     Officer (Principal Executive Officer)
              H.R. Brutsche III

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

           /s/ JAMES H. CLARK, JR.             Director
--------------------------------------------
             James H. Clark, Jr.

             /s/ JOHN D. MAXSON                Director
--------------------------------------------
               John D. Maxson

            /s/ JOHN R. RETTBERG               Director
--------------------------------------------
              John R. Rettberg

            /s/ WILLIAM C. SCOTT               Director
--------------------------------------------
              William C. Scott

            /s/ J. ANTHONY SMITH               Director
--------------------------------------------
              J. Anthony Smith

              /s/ J.R.K. TINKLE                Director
--------------------------------------------
                J.R.K. Tinkle

                         INDEX TO FINANCIAL STATEMENTS
                      CONSOLIDATED FINANCIAL STATEMENTS OF
                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

Independent Auditors' Report................................  F-2

Consolidated Balance Sheets as of September 30, 2000 and
  2001......................................................  F-3

Consolidated Statements of Operations and Comprehensive
  Income (Loss) for the Years Ended September 30, 1999,
  2000, and 2001............................................  F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended September 30, 1999, 2000 and 2001.............  F-5

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1999, 2000 and 2001.........................  F-6

Notes to Consolidated Financial Statements..................  F-7

    The following financial statement supplementary schedule of the Registrant and its subsidiaries required to be included in
Item 14(b) is listed below:

Schedule II--Valuation and Qualifying Accounts..............  S-1

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Vari-Lite International, Inc.
Dallas, Texas

    We have audited the accompanying consolidated balance sheets of Vari-Lite International, Inc. and subsidiaries (herein referred to as "the Company") as of September 30, 2000 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14(b). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
December 31, 2001

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                2000       2001
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash......................................................  $  4,315   $  3,686
  Receivables, less allowance for doubtful accounts of $740
    and $603................................................    12,369      9,679
  Inventory.................................................    13,695     15,388
  Prepaid expense and other current assets..................     1,352        783
                                                              --------   --------
    TOTAL CURRENT ASSETS....................................    31,731     29,536
EQUIPMENT AND OTHER PROPERTY:
  Lighting and sound equipment..............................   123,210    103,032
  Machinery and tools.......................................     5,678      3,578
  Furniture and fixtures....................................     5,089      4,207
  Office and computer equipment.............................    10,377     10,501
  Work in progress and raw materials inventory..............       680         --
                                                              --------   --------
                                                               145,034    121,318
    Less accumulated depreciation and amortization..........    84,097     72,712
                                                              --------   --------
                                                                60,937     48,606
OTHER ASSETS................................................     2,035      2,076
                                                              --------   --------
    TOTAL ASSETS............................................  $ 94,703   $ 80,218
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 10,873   $  8,079
  Unearned revenue..........................................     3,272      1,201
  Income taxes payable......................................        82        146
  Current portion of long-term obligations..................    19,599      4,893
                                                              --------   --------
    TOTAL CURRENT LIABILITIES...............................    33,826     14,319
LONG-TERM OBLIGATIONS.......................................    18,136     18,363
DEFERRED INCOME TAXES.......................................       993      2,209
                                                              --------   --------
    TOTAL LIABILITIES.......................................    52,955     34,891
COMMITMENTS AND CONTINGENCIES (Note F)......................        --         --
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.10 par value (10,000,000 shares
    authorized; no shares issued)...........................        --         --
  Common Stock, $0.10 par value (40,000,000 shares
    authorized; 7,845,167 shares issued; 7,800,003 shares
    outstanding)............................................       785        785
  Treasury Stock, at cost...................................      (186)      (186)
  Additional paid-in capital................................    25,026     25,026
  Stockholder notes receivable..............................       (19)        --
  Accumulated other comprehensive income (loss)--foreign
    currency translation adjustment.........................      (319)       791
  Retained earnings.........................................    16,461     18,911
                                                              --------   --------
    TOTAL STOCKHOLDERS' EQUITY..............................    41,748     45,327
                                                              --------   --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $ 94,703   $ 80,218
                                                              ========   ========

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              1999         2000         2001
                                                           ----------   ----------   ----------
Rental revenues..........................................  $   78,520   $   76,366   $   55,597
Product sales and services revenues......................      13,012       17,322       17,466
                                                           ----------   ----------   ----------
  TOTAL REVENUES.........................................      91,532       93,688       73,063
Rental cost..............................................      39,557       35,990       25,534
Product sales and services cost..........................       7,393       10,881       11,518
                                                           ----------   ----------   ----------
  TOTAL COST OF SALES....................................      46,950       46,871       37,052
                                                           ----------   ----------   ----------
  GROSS PROFIT...........................................      44,582       46,817       36,011
Selling, general and administrative expense..............      38,224       37,102       31,551
Research and development expense.........................       5,586        5,152        5,260
                                                           ----------   ----------   ----------
  TOTAL OPERATING EXPENSES...............................      43,810       42,254       36,811
                                                           ----------   ----------   ----------
Impairment of assets.....................................          --       (3,850)          --
Restructuring costs......................................        (600)          --           --
Gains on lawsuit settlement and sale of lease............          --        3,993           --
Gain on sale of concert sound reinforcement business.....          --           --        7,100
                                                           ----------   ----------   ----------
OPERATING INCOME.........................................         172        4,706        6,300
Interest expense (net)...................................       4,540        5,180        2,294
                                                           ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES........................      (4,368)        (474)       4,006
Income tax expense (benefit).............................      (1,725)        (187)       1,556
                                                           ----------   ----------   ----------
NET INCOME (LOSS)........................................      (2,643)        (287)       2,450
Other comprehensive income (loss)--foreign currency
  translation adjustment.................................       1,122       (1,211)       1,110
                                                           ----------   ----------   ----------
COMPREHENSIVE INCOME (LOSS)..............................  $   (1,521)  $   (1,498)  $    3,560
                                                           ==========   ==========   ==========

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING................   7,800,003    7,800,003    7,800,003
                                                           ==========   ==========   ==========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING..............   7,800,003    7,800,003    7,864,850
                                                           ==========   ==========   ==========
PER SHARE INFORMATION
BASIC:
  Net income (loss)......................................  $    (0.34)  $    (0.04)  $     0.31
DILUTED:
  Net income (loss)......................................  $    (0.34)  $    (0.04)  $     0.31

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                        PREFERRED STOCK          COMMON STOCK         TREASURY STOCK      ADDITIONAL   STOCKHOLDER
                                      --------------------   --------------------   -------------------    PAID-IN        NOTES
                                       SHARES      AMOUNT     SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL     RECEIVABLE
                                      ---------   --------   ---------   --------   --------   --------   ----------   -----------
BALANCE, OCTOBER 1, 1998............         --    $   --    7,845,167     $785     (45,164)    $(186)     $24,426        $ (82)
Payments on stockholder notes
  receivable........................                                                                                         52
Revaluation of stock warrants.......                                                                           600
Other comprehensive income--foreign
  currency translation adjustment...
Net loss............................
                                      ---------    ------    ---------     ----     -------     -----      -------        -----
BALANCE, SEPTEMBER 30, 1999.........         --        --    7,845,167      785     (45,164)     (186)      25,026          (30)
Payments on stockholder notes
  receivable........................                                                                                         11
Other comprehensive income--foreign
  currency translation adjustment...
Net loss............................
                                      ---------    ------    ---------     ----     -------     -----      -------        -----
BALANCE, SEPTEMBER 30, 2000.........         --        --    7,845,167      785     (45,164)     (186)      25,026          (19)
Payments on stockholder notes
  receivable........................                                                                                         19
Other comprehensive income--foreign
  currency translation adjustment...
Net income..........................
                                      ---------    ------    ---------     ----     -------     -----      -------        -----
BALANCE, SEPTEMBER 30, 2001.........         --    $   --    7,845,167     $785     (45,164)    $(186)     $25,026        $  --
                                      =========    ======    =========     ====     =======     =====      =======        =====

                                                  ACCUMULATED
                                       STOCK         OTHER
                                      PURCHASE   COMPREHENSIVE   RETAINED
                                      WARRANTS   INCOME (LOSS)   EARNINGS    TOTAL
                                      --------   -------------   --------   --------
BALANCE, OCTOBER 1, 1998............   $ 600        $  (230)     $19,391    $44,704
Payments on stockholder notes
  receivable........................                                             52
Revaluation of stock warrants.......    (600)                                    --
Other comprehensive income--foreign
  currency translation adjustment...                  1,122                   1,122
Net loss............................                              (2,643)    (2,643)
                                       -----        -------      -------    -------
BALANCE, SEPTEMBER 30, 1999.........      --            892       16,748     43,235
Payments on stockholder notes
  receivable........................                                             11
Other comprehensive income--foreign
  currency translation adjustment...                 (1,211)                 (1,211)
Net loss............................                                (287)      (287)
                                       -----        -------      -------    -------
BALANCE, SEPTEMBER 30, 2000.........      --           (319)      16,461     41,748
Payments on stockholder notes
  receivable........................                                             19
Other comprehensive income--foreign
  currency translation adjustment...                  1,110                   1,110
Net income..........................                               2,450      2,450
                                       -----        -------      -------    -------
BALANCE, SEPTEMBER 30, 2001.........   $  --        $   791      $18,911    $45,327
                                       =====        =======      =======    =======

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                                 (IN THOUSANDS)

                                                                1999       2000       2001
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ (2,643)  $   (287)  $  2,450
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    15,230     13,841     10,461
    Amortization of note discount and deferred loan fees....       136        453        401
    Provision for doubtful accounts.........................       140        178        366
    Impairment of assets....................................        --      3,850         --
    Gain on sale of lease...................................        --     (2,251)        --
    Deferred income taxes...................................    (2,194)      (521)     1,216
    Gain on sale of equipment and other property............      (159)      (626)       131
    Gain on sale of concert sound reinforcement business....        --         --     (7,100)
    Gains on sale of Brilliant Stages, cancellation of land
     lease and loss on sale of Dubai........................      (462)        --         --
    Net change in assets and liabilities:
      Accounts receivable...................................       268       (130)      (111)
      Inventory.............................................    (2,545)    (6,852)    (1,693)
      Prepaid expenses......................................        12        324        483
      Other assets..........................................     1,668      2,583       (351)
      Accounts payable, accrued liabilities and income taxes
       payable..............................................    (1,869)    (1,588)    (1,168)
      Unearned revenue......................................       912        679     (1,738)
                                                              --------   --------   --------
    Net cash provided by operating activities...............     8,494      9,653      3,347

Cash flows from investing activities:
  Capital expenditures, including rental equipment..........   (12,914)    (3,980)    (8,267)
  Acquisition of European companies, net of cash acquired...    (1,192)        --         --
  Proceeds from sale of European company, lawsuit settlement
    and sale of lease.......................................        --      4,714         --
  Proceeds from sale of Irideon, Brilliant Stages and Dubai
    assets and cancellation of land lease...................     3,666         --         --
  Proceeds from sale of concert sound reinforcement
    business................................................        --         --     11,946
  Proceeds from sale of European operations.................        --         --      5,258
  Proceeds from sale of equipment...........................       400      3,580        117
                                                              --------   --------   --------
    Net cash provided (used) by investing activities........   (10,040)     4,314      9,054

Cash flows from financing activities:
  Proceeds from issuance of debt............................    33,178     29,198     62,203
  Principal payments on debt................................   (34,765)   (39,214)   (74,556)
  Principal payments on distributor advances................      (646)      (279)        --
  Proceeds from payments on stockholder notes receivable....        52         11         19
                                                              --------   --------   --------
    Net cash used by financing activities...................    (2,181)   (10,284)   (12,334)
Effect of exchange rate changes on cash and cash
  equivalents...............................................     1,858     (1,337)      (696)
                                                              --------   --------   --------
Net increase (decrease) during the year.....................    (1,869)     2,346       (629)
Cash, beginning of year.....................................     3,838      1,969      4,315
                                                              --------   --------   --------
Cash, end of year...........................................  $  1,969   $  4,315   $  3,686
                                                              ========   ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest expense............................  $  3,958   $  5,459   $  2,374
  Cash paid for income taxes................................  $    821   $    427   $     96
  Non-cash transactions:
    Warrants revalued.......................................  $   (600)  $     --   $     --

                See notes to consolidated financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE A--ORGANIZATION:

    The Company is a leading worldwide designer and manufacturer of automated lighting systems and distributor of automated and conventional lighting and related equipment and services. The Company markets its products and services primarily to the entertainment industry, serving such markets as concert touring, theater, television and film and corporate events. The Company's manufacturing and sales division sells VARI*LITE automated lighting equipment through a dedicated sales staff and a worldwide network of independent dealers. Through its domestic and international offices, the Company's VLPS rental division offers complete automated and conventional lighting systems and lighting production services.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES

    The consolidated financial statements of Vari-Lite International, Inc. include the accounts of its wholly-owned subsidiaries which consist of operating and holding companies. The operating companies consist of Vari-Lite, Inc., Vari-Lite Asia, Inc. and Vari-Lite Production Services, Ltd.

    On September 23, 1999, the Company sold substantially all of the assets of its Dubai operation. On June 30, 2000, the Company sold its entire interest in Vari-Lite Production Services, S.A. and the VARI*LITE-Registered Trademark-equipment used in the operations for a loss of $650. On October 26, 2000, the Company sold its continental European operations. This transaction resulted in a pre-tax charge of $3,200 which included the write off of all the associated goodwill. All material intercompany transactions and balances have been eliminated. On November 17, 2000, the Company transferred substantially all of the assets of Showco, Inc. ("Showco") to Clearsho, Inc. ("Clearsho"), which assumed certain of Showco's contract liabilities, in exchange for the sole membership interest in Clearsho. On November 17, 2000, Showco sold 100% of its interest in Clearsho which resulted in a net pre-tax gain of $7,100. In April 2001, the Company closed IGNITION! Creative Services, Inc. ("Ignition"). Ignition provided design and production management services to corporations and business associations for conventions, business meetings and special events.

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

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

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

REVENUE RECOGNITION

    Revenues related to equipment rental and services are recognized as earned over the terms of the contracts. Revenues related to the sale of products are recognized when title passes.

RESEARCH AND DEVELOPMENT

    Costs incurred in connection with the development of new products are considered research and development costs and are charged to operations as incurred.

DERIVATIVE INSTRUMENTS

    Prior to fiscal year 1998, the Company had entered into an interest rate swap agreement to reduce the risks associated with variable interest rates. The interest rate swap agreement corresponded to a portion of the outstanding principal balance of the Company's line of credit. The Company recorded the amount paid or received pursuant to the swap agreement as an adjustment to interest expense, and the related payable or receivable to or from the counterparty as a liability or asset, respectively. In August 1999, the termination of the interest swap prior to the scheduled maturity resulted in a charge to expense for the

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

amount of unamortized costs and payments required under the agreement. The Company terminated the interest rate swap agreement in August 1999 for $300 in cash from the counterparty. As a result, the Company recorded a gain for the amount of cash received in excess of the unamortized costs. The gain is included in selling, general and administrative expenses in the accompanying income statement. As of September 30, 2001, the Company did not have any derivative financial instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    In assessing the fair value of financial instruments at September 30, 2000 and 2001, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

    The carrying amounts of cash, receivables, payables and long term obligations approximated fair value as of September 30, 2000 and 2001.

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

NET INCOME (LOSS) PER SHARE

    Net income per share is calculated by dividing net income by the weighted average shares outstanding for the applicable period. Common stock equivalents, including warrants and options, are included, to the extent considered dilutive, using the treasury stock method and are assumed to be outstanding for the full period in the period of issuance. Options to purchase 736,100, 657,900 and 743,700 shares of Common Stock at prices ranging from $13.20 to $1.125 were outstanding at September 30, 1999, 2000 and 2001, respectively. Warrants to purchase 296,057 shares of Common Stock at a price of $3.75 were outstanding at September 30, 1999, 2000 and 2001. None of the options or warrants in 1999 and 2000 were included in the computation of diluted EPS as they were antidilutive. At September 30, 2001, 64,847 options ranging from $1.125 to $1.375 were included in the computation of diluted EPS.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS 133, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS No. 133 effective October 1, 2000 which adoption does not have any impact on the financial position or results of operations of the Company because the Company does not have any derivative financial instruments.

    On July 1, 2001, the Company adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The Company's revenue recognition policies were in substantial conformity with the SAB.

    SFAS No. 142, Goodwill and Other Intangible Assets, must be adopted by the Company in the first quarter of its fiscal year 2003, and will be applied to all goodwill and other intangible assets recognized on the balance sheet, regardless of when those assets were initially recognized. Goodwill must be tested for impairment as of the beginning of the fiscal year of adoption and annually thereafter. Goodwill acquired in a business combination completed after June 30, 2001 cannot be amortized.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121 and certain provisions of Accounting Principles Board Opinion No. 30 relating to reporting of discontinued operations, effective for the Company's fiscal year 2003.

    Management does not anticipate that the adoption of SFAS Nos. 142 or 144 will significantly impact the results of operations or financial position of the Company.

SEGMENT REPORTING

    The Company operates in geographic segments located in North America, Europe and Asia. The Company markets its products and services to the entertainment industry, including concert touring, theatre, television and film and corporate events markets, through various media including, but not limited to, trade shows, trade advertising and direct marketing. The Company solicits business from lighting and set designers, other specifiers and consultants, artist managers, producers, production managers, end users and production companies, promoters, rental companies, corporations and business associations. No customer has accounted for more than 10% of the Company's revenues for at least the last three fiscal years. The Company does not rely on any major customer for a significant amount of its operation. See Note M for segment information.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE C--INVENTORY:

    Inventory consists of the following:

                                                              2000       2001
                                                            --------   --------
Raw materials.............................................  $12,341    $13,086
Work in progress..........................................      698        567
Finished goods............................................      656      1,735
                                                            -------    -------
                                                            $13,695    $15,388
                                                            =======    =======

NOTE D--OTHER ASSETS:

    Other assets consist of the following:

                                                                2000       2001
                                                              --------   --------
Cash surrender value of officer and director life
  insurance.................................................   $  977     $1,129
Patents and trademarks......................................      263        231
Deferred financing costs....................................      778        488
Other.......................................................      885        561
                                                               ------     ------
                                                                2,903      2,409
Less accumulated amortization...............................     (868)      (333)
                                                               ------     ------
                                                               $2,035     $2,076
                                                               ======     ======

NOTE E--LONG-TERM OBLIGATIONS:

    Long-term obligations expressed in U.S. dollars consist of the following:

                                                             2000       2001
                                                           --------   --------
Revolving line of credit in U.S. dollars.................  $ 32,200   $ 2,916
Obligations under capital leases with interest at 2.3% to
  10.35%, maturities through 2003........................     1,692       820
Term loans with interest at 1.6% to 9.3%.................     3,843    19,520
                                                           --------   -------
                                                             37,735    23,256
Less current portion.....................................   (19,599)   (4,893)
                                                           --------   -------
                                                           $ 18,136   $18,363
                                                           ========   =======

    Based on the total borrowings outstanding as of September 30, 2000 and 2001, the weighted average interest rates were 11.75% and 6.98%, respectively.

    On December 19, 1997, the Company entered into a $50.0 million multicurrency revolving credit facility ("Old Credit Facility"). Borrowings under the Old Credit Facility were $32,200 at September 30, 2000. Subsequent to September 30, 2000, the Company used proceeds of $22,200 from the sale of the Company's concert sound reinforcement business and continental European rental operations and the funding of the London Bank Loans to reduce borrowings under the Old Credit Facility to $10,000.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

    On December 29, 2000, Vari-Lite, Inc. entered into the New Credit Facility which includes the $12,000 Term Loan, the $5,000 Revolver and the $3,000 Capital Expenditure Loan. The Term Loan and Capital Expenditure Loan amortize over
84 months (subject to a balloon payment on termination of the "New Credit Facility" as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility). As of September 30, 2001, there was $2,916 outstanding under the Revolver. Prior to January 15, 2002, all outstanding borrowings under the New Credit Facility bear interest at the lender's base rate or LIBOR, plus a rate margin of .75% and 2.50%, respectively. Beginning on January 15, 2002, all outstanding balances under the New Credit Facility will bear interest at the lender's base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite, Inc., and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios, as amended on December 31, 2001. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2003. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

    On November 23, 2000, the Company entered into a British pounds sterling
4.0 million (USD 5.8 million) loan with a U.K. bank. On September 27, 2001, the Company entered into an additional British pounds sterling 0.5 million (USD
0.7 million) loan collectively, the "London Bank Loans". These loans accrue interest at the rate of 9.1% and 7.78% per annum and amortize over 48 months and 60 months, respectively. The London Bank Loans are secured by all of the assets of the Company's London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

    The Company has typically hedged a portion of its currency fluctuation risk by borrowing foreign currencies under the Old Credit Facility. Cash generated from the Company's European and Asian operations is typically denominated in the local currencies of these foreign offices and is used to pay expenses incurred in those currencies and service the foreign currency borrowings. The London Bank Loans are serviced by cash generated from the Company's London operations and serves as an economic hedge for net cash generated from these operations. This would not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In the future, the Company may use other financial instruments to hedge its foreign currency fluctuation risk.

    In 1999, the Company expensed a portion of the deferred financing costs related to the Old Credit Facility as a result of the modification in terms. The write-off of $271 is included in the interest expense in the accompanying financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

    Maturities of long-term obligations, including capital lease obligations, are approximately as follows:

2002........................................................  $ 4,893
2003........................................................    3,942
2004........................................................   13,757
2005........................................................      664
2006........................................................       --
                                                              -------
                                                              $23,256
                                                              =======

NOTE F--COMMITMENTS AND CONTINGENCIES:

    In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims. The Company is not currently involved in any material legal proceedings.

NOTE G--STOCKHOLDERS' EQUITY:

    The Company authorized 10,000,000 shares of preferred stock which the Company's Board of Directors may issue for such consideration and on such terms as it deems desirable, including voting and conversion rights that could adversely affect the holders of common stock.

    The Company has a Stockholders Rights Plan (the "Rights Plan") that is designed to provide protection against coercive or unfair takeover tactics. Under the Rights Plan, the Company made a dividend distribution of one preferred stock purchase right for each share of common stock held of record as of September 27, 1999. Each right entitles the holder to buy one-one thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an initial exercise price of $8.50. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender offer which would result in such a person or group beneficially owning 15% or more of the Company's common stock. At that time, each Right not owned by such person or group will entitle its holder to purchase, at the Rights then current exercise price, shares of the Company's common stock having a value of twice the Right's exercise price. The Rights are redeemable by the Company and expire on September 26, 2009.

    The Company has a fixed option plan which allows for the issuance of stock options and reserves shares of common stock for issuance to executives, key employees and directors. No compensation cost has been recognized for the stock options which were issued at or above fair value at the date of grant in fiscal 1999, 2000 and 2001. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1999, 2000 and 2001 consistent with the provisions in SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                       1999       2000       2001
                                                     --------   --------   --------
Net income (loss)..................................  $(3,200)    $ (745)    $2,106
Basic and diluted net income (loss) per share......  $ (0.41)    $(0.10)    $ 0.27

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

    The weighted-average fair value of the individual options granted during fiscal 1999, 2000 and 2001 was estimated at $1.52, $0.47 and $0.40, respectively, on the date of grant. The fair values were determined using a Black-Scholes option pricing model with the following assumptions for 1999, 2000 and 2001:

                                                           1999       2000       2001
                                                         --------   --------   --------
Dividend yield.........................................        0          0          0
Volatility.............................................      30%        30%        30%
Risk-free interest rate................................       6%         6%         4%
Expected life..........................................   5 yrs.     5 yrs.     5 yrs.

    Under the plan, the total number of stock options that may be granted is 1,200,000. The price of the options granted pursuant to the plan are equal to the fair market value of the common stock on the date of grant. The options vest over a two month to five year period and expire after ten years from the date of grant.

                                                    1999                   2000                   2001
                                            --------------------   --------------------   --------------------
                                                       WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                        AVERAGE                AVERAGE                AVERAGE
                                            OPTIONS    EXERCISE    OPTIONS    EXERCISE    OPTIONS    EXERCISE
                                             (000)       PRICE      (000)       PRICE      (000)       PRICE
                                            --------   ---------   --------   ---------   --------   ---------
Outstanding--Beginning of year............     556      $ 12.00       736      $ 4.58        658       $4.56
Granted...................................     651         3.07        77        1.38        285        1.18
Exercised.................................      --           --        --          --         --          --
Forfeited.................................     (74)        7.91      (155)       3.08       (199)       8.66
Canceled or expired.......................    (397)       11.87        --          --         --          --
                                              ----                   ----                   ----
Outstanding--End of year..................     736         4.58       658        4.56        744        2.16
                                              ====                   ====                   ====
Exercisable--End of year..................      33        12.61       195        5.97        219        3.05
                                              ====                   ====                   ====

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

    At September 30, 2001, exercise prices, number of options outstanding and remaining contractual life are shown in the following table:

                                                                    OUTSTANDING         EXERCISABLE
                                                              -----------------------   -----------
                                                                          REMAINING
                                                               NUMBER    CONTRACTUAL      NUMBER
EXERCISE PRICE                                                 (000)     LIFE (YEARS)      (000)
--------------                                                --------   ------------   -----------
$ 1.125.....................................................      315         8.64             52
$ 1.200.....................................................       30         9.78             --
$ 1.300.....................................................       40         9.62             --
$ 1.375.....................................................       68         8.19             13
$ 1.500.....................................................       20         9.70             --
$ 3.750.....................................................      268         6.24            152
$12.000.....................................................        3         6.04              2

    In July 1996, in connection with an amendment to the Company's credit facility, the Company issued warrants to purchase up to 242,233 shares of Common Stock at an exercise price based on the Company's earnings as defined in the warrant agreement ($11.53 per share). These warrants were valued at $600 and recorded in stockholders' equity. The terms of the warrants also provide for registration rights and adjustments to the price and number of shares in certain circumstances. In August 1999, as part of an amendment to the Company's credit facility, the Company issued additional warrants to purchase 53,824 shares of Common Stock at $3.75 per share. These warrants were assigned no value. The amendment also repriced the warrants to purchase 242,233 shares from a price of $11.53 per share to $3.75 per share. In connection with the repricing, the value of the warrants was written off to additional paid in capital. The warrants expire on December 31, 2004 and as of September 30, 2001, no warrants had been exercised.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE H--LEASES:

AS LESSOR

    The Company was a lessor under sales-type leases. Leases classified as sales-type leases generally stipulated that all lease payments be made within 30 days of the commencement of the lease term; however, the Company had also entered into certain sales-type leases that allowed for periodic payments throughout the term of the lease. The Company recorded revenues of $4,665, $1,222 and $0 and cost of products and services of $1,674, $683 and $0 for the years ended September 30, 1999, 2000 and 2001, respectively, related to sales-type leases.

AS LESSEE

    The Company leases certain computers and equipment. The following is a summary of assets held under capital leases:

                                                              2000       2001
                                                            --------   --------
Computers and equipment under capital leases..............  $ 3,664    $ 2,131
Less accumulated depreciation.............................   (3,360)    (2,129)
                                                            -------    -------
Property under capital leases, net........................  $   304    $     2
                                                            =======    =======

    The Company also leases manufacturing facilities and office space. The future minimum lease payments as of September 30, 2001, including those which relate to capital leases which are included in long-term obligations, are as follows:

                                                             CAPITAL    OPERATING
                                                             --------   ---------
Year one...................................................   $ 749      $ 2,795
Year two...................................................     125        2,579
Year three.................................................      --        2,194
Year four..................................................      --        1,927
Year five..................................................      --        1,759
Thereafter.................................................      --        4,587
                                                              -----      -------
Total minimum lease payments...............................     874      $15,841
                                                                         =======
Less amount representing interest..........................     (54)
                                                              -----
Present value of net minimum lease payments................     820
Less current portion.......................................    (697)
                                                              -----
Long-term lease obligations................................   $ 123
                                                              =====

    Rental expense for the years ended September 30, 1999, 2000 and 2001 was $3,100, $3,405 and $2,976, respectively.

    In December 1995, the Company entered into a lease with an unaffiliated developer for land. Rent expense under this lease was $99 for the year ended September 30, 1999. In December 1998, the lease was canceled as a result of the sale of the land by the lessor, resulting in a gain to the Company of approximately $500 which is included in selling, general and administrative expense in the accompanying financial statements.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE I--IMPAIRMENT OF ASSETS:

    On June 30, 2000, the Company sold its Madrid, Spain operations and related assets. On October 26, 2000, the Company sold the remainder of its continental European operations and related assets. These transactions resulted in a pre-tax charge of $3,850 in fiscal 2000.

NOTE J--RESTRUCTURING COSTS:

    In the fourth quarter of fiscal 1999, the Company recorded a pre-tax charge of $600 (or $369 after taxes, $0.05 per basic and diluted share) for the estimated costs of restructuring certain of the Company's operations. The charge includes severance payments and other costs associated with the termination of approximately 15 employees. The charge also includes the cost associated with terminating leases and the write off of the net book value of leasehold improvements associated with the closing of two offices. Communication of the employee terminations and office closings occurred prior to September 30, 1999 and severance payments were completed by the end of fiscal 2000.

NOTE K--INCOME TAXES:

    The provision (benefit) for income taxes consists of the following:

                                                        1999       2000       2001
                                                      --------   --------   --------
Current:
  U.S. Federal......................................  $    --     $  --      $   70
  State.............................................        8         4          15
  International.....................................      461       330         255
Deferred:
  U.S. Federal......................................   (1,608)     (494)         84
  State.............................................     (262)      (44)          7
  International.....................................     (324)       17       1,125
                                                      -------     -----      ------
Income tax expense (benefit)........................  $(1,725)    $(187)     $1,556
                                                      =======     =====      ======

    A reconciliation of income taxes computed at the U.S. Federal statutory tax rate to the provision for income taxes is as follows:

                                                        1999       2000       2001
                                                      --------   --------   --------
Income tax expense (benefit) at U.S. Federal
  statutory rate....................................  $(1,485)    $(161)     $1,362
International taxes.................................     (126)      (47)        130
State taxes.........................................     (131)      (24)         10
Other...............................................       17        45          54
                                                      -------     -----      ------
                                                      $(1,725)    $(187)     $1,556
                                                      =======     =====      ======

    Deferred income taxes reflect the net tax effects of deductible temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

tax purposes. The tax effects of significant items comprising the Company's net deferred income taxes consists of the following:

                                                              2000       2001
                                                            --------   --------
Deferred tax asset
  Foreign tax credit carryover............................  $ 2,159    $ 2,531
  Net operating loss carryover............................    4,031      1,089
  Alternative minimum tax credit carryover................      507        597
  General business credits................................      636        780
  Dividend from foreign operations........................       --      1,170
  Accrued impairment costs--sale of European Operations...    1,221        592
  Other tax asset items...................................      455        368
  Capitalized costs.......................................       --        805
  Vacation pay............................................       --        305
Deferred tax liability
  Depreciation............................................   (9,463)    (9,438)
  Other tax liability items...............................     (282)      (215)
                                                            -------    -------
Total.....................................................     (736)    (1,416)
Less: Valuation allowance.................................     (257)      (793)
                                                            -------    -------
Net deferred income taxes.................................  $  (993)   $(2,209)
                                                            =======    =======

    For tax purposes, the Company has approximately $2,531 of foreign tax credits that expire in 2006 and a net loss carryover of $3,721 that will expire in 2019 through 2020. In addition, approximately $597 of alternative minimum tax credits (which do not expire) are available to offset future regular tax liability. In addition, the Company has general business credit carryforwards of $780 that will expire in 2011 through 2019. The benefit of these tax credit carryforwards have been recognized for financial statement purposes as part of deferred taxes. In fiscal 2000 and 2001, there was a valuation allowance of $257 and $793, respectively, related to foreign tax credits.

    International income taxes relate to the Company's operations in England, Japan and Hong Kong.

NOTE L--EMPLOYEE BENEFIT PLANS:

    The Company has a defined contribution 401(k) plan in which substantially all its U.S. employees can elect to be participants. Under the terms of the 401(k) plan, employees can defer up to 20% of their earnings up to the permitted maximum as defined by IRS regulations. The Company matches 50% of the employee's contribution up to 5% of the employee's earnings during the plan year. During the years ended September 30, 1999, 2000 and 2001, the Company's cost to match employee contributions was approximately $310, $320 and $208, respectively.

    Substantially all employees of the Company's London-based operations may elect to be participants in the Vari-Lite Europe Pension Plan. The plan is a defined contribution plan under which employees may contribute up to 3% of their base salaries. The Company makes contributions at a rate of 200% of the employee contributions, with additional contributions made for certain key employees. The Company incurred costs of $208, $154 and $119, representing matching contributions for the years ended September 30, 1999, 2000 and 2001, respectively.

    The Company adopted an employee stock ownership plan ("ESOP"), effective January 1, 1995, in which its U.S. employees are eligible to participate after completing one year of service, attaining age

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

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

    Prior to January 1, 2001, the Company maintained an employee stock equivalence plan ("ESEP") for the Company's non-U.S. subsidiaries, which was effective January 1, 1995, in which its employees were eligible to participate after completing one year of service, attaining age twenty-one and for London-based employees, participating in the VLEH Pension Plan. Each year the Company made discretionary contributions of stock to the ESEP as determined by the Board of Directors or a committee thereof. Participants' interests in the ESEP were distributed in the form of cash upon normal retirement, disability, death or at a specific time after any other termination of employment. Subsequent to yearend, the Company terminated the ESEP.

    In 1999, the Company accrued $250 for contribution to the ESOP and ESEP and subsequently in 2000 made a cash contribution to the Trustee. In 2000, the Company accrued $250 for contribution to the ESOP and ESEP and subsequently in 2000 and 2001 made a cash contribution to the Trustee. In 2001, the Company accrued $250 for contribution to the ESOP of which $109 was funded at September 30, 2001.

NOTE M--SEGMENT INFORMATION:

    In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operation segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Operating Officer ("COO"). The COO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in one

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

industry segment. Information about the Company's operations for the fiscal years ended September 30, 1999, 2000 and 2001 is presented below:

                                               NORTH
                                              AMERICA      ASIA      EUROPE    INTERCOMPANY    TOTAL
                                              --------   --------   --------   ------------   --------
SEPTEMBER 30, 1999:
Net Revenues from unaffliliated customers...  $47,598    $11,668    $32,266      $     --     $91,532
Intersegment sales..........................   20,065         --         --       (20,065)         --
                                              -------    -------    -------      --------     -------
  Total net revenues........................   67,663     11,668     32,266       (20,065)     91,532
Operating income (loss).....................      816      1,306     (1,950)           --         172
Depreciation and amortization...............   12,285        139      2,806            --      15,230
Total assets................................   93,747      7,585     15,386        (9,018)    107,700
SEPTEMBER 30, 2000:
Net Revenues from unaffliliated customers...  $57,004    $10,430    $26,254      $     --     $93,688
Intersegment sales..........................   19,668        251      1,139       (21,058)         --
                                              -------    -------    -------      --------     -------
  Total net revenues........................   76,672     10,681     27,393       (21,058)     93,688
Operating income (loss).....................    4,057         (8)       657            --       4,706
Depreciation and amortization...............   11,654        182      2,005            --      13,841
Total assets................................   76,671      8,157     16,222        (6,347)     94,703
SEPTEMBER 30, 2001:
Net Revenues from unaffliliated customers...  $50,931    $ 8,782    $13,350      $     --     $73,063
Intersegment sales..........................    8,139         84        166        (8,389)         --
                                              -------    -------    -------      --------     -------
  Total net revenues........................   59,070      8,866     13,516        (8,389)     73,063
Operating income (loss).....................    2,102        875      3,323            --       6,300
Depreciation and amortization...............    7,816        249      2,414           (18)     10,461
Total assets................................   62,267      8,963     18,048        (9,060)     80,218

NOTE N--RELATED PARTY TRANSACTIONS:

    Certain directors provided consulting services to the Company and received fees totaling approximately $241, $241 and $236 for each of the years ended September 30, 1999, 2000 and 2001, respectively.

    At September 30, 2000 and 2001, the Company had notes receivable from stockholders totaling $19 and $0, respectively, related to common stock purchases. The notes bear interest at 9.75% and were collateralized by 16,937 shares of common stock as of September 30, 2000. These notes were paid in full on December 31, 2000.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE O--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

    The following summarizes the unaudited quarterly results of operations for the years ended September 30, 1999, 2000 and 2001:

                                                             YEAR ENDED SEPTEMBER 30, 1999
                                                    ------------------------------------------------
                                                    DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                                    -----------   --------   --------   ------------
Total Revenues....................................    $25,248     $23,170    $20,066       $23,048
Operating income (loss)...........................      1,466         347       (661)         (980)
Net income (loss).................................        242        (409)    (1,100)       (1,376)
Net income (loss) per basic and diluted share.....       0.03       (0.05)     (0.14)        (0.18)
Common stock price per share
  High............................................      4.750       4.250      2.813         2.125
  Low.............................................      2.000       2.625      2.000         0.875

                                                             YEAR ENDED SEPTEMBER 30, 2000
                                                    ------------------------------------------------
                                                    DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                                    -----------   --------   --------   ------------
Total Revenues....................................    $27,679     $20,719    $21,509       $23,781
Operating income (loss)...........................      3,362        (791)       549         1,586
Net income (loss).................................      1,272      (1,241)      (392)           74
Net income (loss) per basic and diluted share.....       0.16       (0.16)     (0.05)         0.01
Common stock price per share
  High............................................      1.688       4.000      2.750         1.500
  Low.............................................      0.938       0.938      0.875         0.688

                                                             YEAR ENDED SEPTEMBER 30, 2001
                                                    ------------------------------------------------
                                                    DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                                    -----------   --------   --------   ------------
Total Revenues....................................    $20,378     $18,337    $15,584       $18,764
Operating income (loss)...........................      8,229         115     (1,800)         (244)
Net income (loss).................................      4,403        (229)    (1,301)         (423)
Net income (loss) per basic and diluted share.....       0.56       (0.03)     (0.17)        (0.05)
Common stock price per share
  High............................................      2.500       2.250      2.000         1.540
  Low.............................................      0.625       0.750      1.210         0.780

    The operating loss for the quarter ended September 30, 1999, includes charges totaling $600 for employee termination costs associated with restructuring the Company's operations.

    The operating loss for the quarter ended June 30, 2000, includes a $650 write-down of VLPS Madrid assets to their net realizable value. The operating income for the quarter ended September 30, 2000, includes gains on the settlement of the patent infringement lawsuit and the sale of a building lease in New York of $3,993 partially offset by charges of $3,200 for the impairment of assets used in the Company's continental European operations. The operating income for the quarter ended December 31, 2000, includes a $7,100 gain on the sale of the Company's sound reinforcement business.

                 VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE P--SUBSEQUENT EVENTS:

    Subsequent to September 30, 2001, the Company amended the financial covenants included in the New Credit Facility (See Note E). This amendment provides for lower financial covenants through September 30, 2002 and is effective on December 31, 2001.

    Subsequent to September 30, 2001, the Company reduced its work force by approximately 11% and reduced other overhead costs. These cuts will result in reductions to general and administrative and research and development costs that should provide annualized savings of approximately $4.0 million.

    Management believes that cash flow generated from operations and borrowing capacity under the New Credit Facility will be sufficient to meet the anticipated operating cash needs and capital expenditures for the next twelve months. Because the Company's future operating results will depend on a number of factors, including the demand for the Company's products and services, the Company's ability to market, sell and support products, competition, the success of the Company's research and development programs, the ability to achieve competitive and technological advances, general and economic conditions and other factors beyond the Company's control, there can be no assurance the sufficient capital resources will be available to fund the expected expansion of its business beyond such period.

                                  SCHEDULE II
                         VARI-LITE INTERNATIONAL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001
                           (IN THOUSANDS OF DOLLARS)

                                                                  CHARGED TO    WRITE-OFFS
                                                      BEGINNING   COSTS AND    AND DISCOUNTS    ENDING
DESCRIPTION                                            BALANCE     EXPENSES       ALLOWED      BALANCE
-----------                                           ---------   ----------   -------------   --------
September 30, 1999
Allowances deducted from assets to which they apply
  Allowance for doubtful accounts...................     900          140           (320)        720
  Allowance for excess and obsolete inventory.......     424          200             --         624
  Allowance for foreign tax credits.................     544           --             --         544

September 30, 2000
Allowances deducted from assets to which they apply
  Allowance for doubtful accounts...................     720          178           (158)        740
  Allowance for excess and obsolete inventory.......     624           --           (232)        392
  Allowance for foreign tax credits.................     544           --           (287)        257

September 30, 2001
Allowances deducted from assets to which they apply
  Allowance for doubtful accounts...................     740          366           (503)        603
  Allowance for excess and obsolete inventory.......     392           16             --         408
  Allowance for foreign tax credits.................     257          536             --         793