Form 10-Q
period 2001-12-31
VARI LITE INTERNATIONAL INC
filed 2002-02-14
CIK 1033491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of February 12, 2002, there were 7,800,003 shares of Common Stock outstanding.


                                         VARI-LITE INTERNATIONAL, INC.
                                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                    FOR THE QUARTER ENDED DECEMBER 31, 2001

PART I. - FINANCIAL INFORMATION                                                         Page
Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of
        September 30, 2001 and December 31, 2001................................           3

        Condensed Consolidated Statements of Income and Comprehensive
        Income for the three months ended December 31, 2000 and 2001............           4

        Condensed Consolidated Statements of Cash Flows for
        the three months ended December 31, 2000 and 2001.......................           5

        Notes to Condensed Consolidated Financial Statements....................           6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...............................................          11

Item 3. Quantitative and Qualitative Disclosures About Market Risk..............          14

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.......................................................          15

Item 6. Exhibits and Reports on Form 8-K........................................          15

SIGNATURES......................................................................          16


                             VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                             (UNAUDITED)

                                  (IN THOUSANDS EXCEPT SHARE DATA)

                                                ASSETS

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                         2001           2001
                                                                                    -------------   ------------
CURRENT ASSETS:
  Cash............................................................................    $    3,686     $    2,366
  Receivables, less allowance for doubtful accounts of $603 and $670..............         9,679          8,710
  Inventory.......................................................................        15,388         16,527
  Prepaid expense and other current assets........................................           783          1,419
                                                                                      ----------     ----------
      TOTAL CURRENT ASSETS........................................................        29,536         29,022
EQUIPMENT AND OTHER PROPERTY:
  Lighting and sound equipment....................................................       103,032        102,636
  Machinery and tools.............................................................         3,578          3,580
  Furniture and fixtures..........................................................         4,207          4,298
  Office and computer equipment...................................................        10,501         10,410
                                                                                      ----------     ----------
                                                                                         121,318        120,924
      Less accumulated depreciation and amortization..............................        72,712         74,602
                                                                                      ----------     ----------
                                                                                          48,606         46,322
OTHER ASSETS......................................................................         2,076          2,014
                                                                                      ----------     ----------
      TOTAL ASSETS................................................................    $   80,218     $   77,358
                                                                                      ==========     ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses...........................................    $    8,079     $    7,621
  Unearned revenue................................................................         1,201            792
  Income taxes payable............................................................           146            424
  Current portion of long-term obligations........................................         4,893          4,952
                                                                                      ----------     ----------
      TOTAL CURRENT LIABILITIES...................................................        14,319         13,789
LONG-TERM OBLIGATIONS.............................................................        18,363         17,753
DEFERRED INCOME TAXES.............................................................         2,209          1,562
                                                                                      ----------     ----------
      TOTAL LIABILITIES...........................................................        34,891         33,104
COMMITMENTS AND CONTINGENCIES (Note 4)                                                         -              -
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.10 par value (10,000,000 shares authorized;
    no shares issued).............................................................             -              -
  Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares
    issued; 7,800,003 shares outstanding).........................................           785            785
  Treasury Stock..................................................................          (186)          (186)
  Additional paid-in capital......................................................        25,026         25,026
  Accumulated other comprehensive income - foreign currency translation
    adjustment....................................................................           791            168
  Retained earnings...............................................................        18,911         18,461
                                                                                      ----------     ----------
      TOTAL STOCKHOLDERS' EQUITY..................................................        45,327         44,254
                                                                                      ----------     ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................    $   80,218     $   77,358
                                                                                      ==========     ==========

                  See notes to condensed consolidated financial statements.

                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

               FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001

                                      (UNAUDITED)

                           (IN THOUSANDS EXCEPT SHARE DATA)

                                                                              2000          2001
                                                                           ----------    ----------
Rental revenues..........................................................  $   17,922    $   11,119
Product sales and services revenues......................................       2,456         5,656
                                                                           ----------    ----------
   TOTAL REVENUES........................................................      20,378        16,775
Rental cost..............................................................       7,179         5,096
Product sales and services cost..........................................       1,992         3,624
                                                                           ----------    ----------
    TOTAL COST OF SALES..................................................       9,171         8,720
                                                                           ----------    ----------
    GROSS PROFIT.........................................................      11,207         8,055
Selling, general and administrative expense..............................       8,863         6,900
Research and development expense.........................................       1,215         1,540
                                                                           ----------    ----------
    TOTAL OPERATING EXPENSES.............................................      10,078         8,440
                                                                           ----------    ----------
Gain on the sale of concert sound reinforcement business.................      (7,100)            -
                                                                           ----------    ----------
OPERATING INCOME (LOSS)..................................................       8,229          (385)
Interest expense (net)...................................................       1,071           358
                                                                           ----------    ----------
INCOME (LOSS) BEFORE INCOME TAX..........................................       7,158          (743)
Income tax expense (benefit).............................................       2,755          (293)
                                                                           ----------    ----------
NET INCOME (LOSS)........................................................       4,403          (450)
Other comprehensive loss - foreign currency translation adjustments......        (184)         (623)
Reclassification adjustment - sale of continental European operations....         993             -
                                                                           ----------    ----------
COMPREHENSIVE INCOME (LOSS)..............................................  $    5,212    $   (1,073)
                                                                           ==========    ==========

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING................................   7,800,003     7,800,003
                                                                           ==========    ==========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING..............................   7,826,066     7,800,003
                                                                           ==========    ==========

PER SHARE INFORMATION
BASIC AND DILUTED:
    Net income (loss)....................................................  $     0.56    $    (0.06)
                                                                           ==========    ==========

                  See notes to condensed consolidated financial statements.

                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001

                                     (UNAUDITED)

                                    (IN THOUSANDS)

                                                                              2000          2001
                                                                           ----------    ----------
Cash flows from operating activities:
  Net income (loss)......................................................  $    4,403    $     (450)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization........................................       2,671         2,604
    Amortization of note discount and deferred loan fees.................         306            43
    Provision for doubtful accounts......................................          15            71
    Deferred income taxes................................................       2,094          (647)
    Gain on sale of concert sound reinforcement business.................      (7,100)            -
    Gain (loss) on sale of equipment and other...........................        (156)           23
      Net change in assets and liabilities:
        Accounts receivable..............................................        (366)          898
        Prepaid expenses.................................................        (176)         (637)
        Inventory........................................................      (1,225)       (1,139)
        Other assets.....................................................        (232)           30
        Accounts payable, accrued liabilities and income taxes...........       1,532          (180)
        Unearned revenue.................................................      (1,507)         (409)
                                                                           ----------    ----------
        Net cash provided by operating activities........................         259           207

Cash flows from investing activities:
  Capital expenditures, including rental equipment.......................      (1,568)         (589)
  Proceeds from sale of concert sound reinforcement business.............      11,946             -
  Proceeds from sale of European operations..............................       5,258             -
  Proceeds from sale of equipment........................................         276            35
                                                                           ----------    ----------
        Net cash provided by (used in) investing.........................      15,912          (554)

Cash flows from financing activities:
  Proceeds from issuance of debt.........................................      18,845        14,903
  Principal payments on debt.............................................     (32,838)      (15,366)
  Proceeds from payments on stockholder notes............................          12             -
                                                                           ----------    ----------
        Net cash used in financing activities............................     (13,981)         (463)
Effect of exchange rate changes on cash and cash equivalents.............        (558)         (510)
                                                                           ----------    ----------
Net increase (decrease) in cash during the the period....................       1,632        (1,320)
Cash, beginning of period................................................       4,315         3,686
                                                                           ----------    ----------
Cash, end of period......................................................  $    5,947    $    2,366
                                                                           ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest expense.........................................  $    1,100    $      376
  Cash paid for income taxes.............................................  $      492    $      639

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

         In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2002.

         For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


2.   Inventory

         Inventory consists of the following:

                                                      September 30,   December 31,
                                                           2001           2001
                                                      -------------   ------------
     Raw materials..................................     $13,086         $14,193
     Work in progress...............................         567             658
     Finished goods.................................       1,735           1,676
                                                         -------         -------
                                                         $15,388         $16,527
                                                         =======         =======

3.   Debt

         On December 19, 1997, the Company entered into a $50,000 multicurrency revolving credit facility (the "Old Credit Facility"). Borrowings under the Old Credit Facility were $32,200 at September 30, 2000. Subsequent to September 30, 2000, the Company used proceeds of $22,200 from the sale of the Company's concert sound reinforcement business and continental European rental operations and the funding of the London Bank Loans (hereinafter defined) to reduce borrowings under the Old Credit Facility to $10,000.

         On December 29, 2000, Vari-Lite, Inc. ("Vari-Lite"), entered into a new credit facility (the "New Credit Facility"), which includes the $12,000 Term Loan, the $5,000 Revolver and the $3,000 Capital Expenditure Loan. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility). As of December 31, 2001, there was $2,909 outstanding under the Revolver. Prior to January 15, 2002, all outstanding borrowings under the New Credit Facility bore interest at the lender's base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively. Beginning on January 15, 2002, all outstanding balances under the New Credit Facility bear interest at the lender's base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the

                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios, as amended on December 31, 2001. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2003. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

         On November 23, 2000 and September 27, 2001, the Company's London subsidiary entered into British pounds sterling loans of 4,000 (USD 5,800) and 500 (USD 727) respectively, with a U. K. bank (collectively, the "London Bank Loans".) The London Bank Loans accrue interest at the rate of 9.10% and 7.78% per annum, respectively, and amortize over 48 months and 60 months, respectively. The London Bank Loans are secured by all of the assets of the Company's London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

         The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment. These loans are typically amortized over three years and bear interest at various rates ranging from 1.50% to 10.35%. Proceeds received under this type of financing were approximately $1,135 and $137 for the three-month periods ending December 31, 2000 and 2001, respectively, and borrowings outstanding under this type of financing at December 31, 2000 and 2001 were approximately $4,228 and $1,723, respectively.

4.   Commitments and Contingencies

         In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. The Company is not currently involved in any material legal proceedings.

5.   Segment Reporting

         The Company's chief operating decision maker is considered to be the Company's Chief Operating Officer ("COO"). The COO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company's operations for the three-month periods ended December 31, 2000 and 2001 is presented below:

                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                THREE MONTHS ENDED
                                        ----------------------------------------------------------
                                        NORTH AMERICA     ASIA     EUROPE   INTERCOMPANY     TOTAL
                                        -------------    -------   -------  ------------    -------
DECEMBER 31, 2000:
Net Revenues from unaffliliated
  customers............................    $12,533       $ 4,169   $ 3,676     $     -      $20,378
Intersegment sales.....................      1,375            35        10      (1,420)           -
                                           -------       -------   -------     -------      -------
  Total net revenues...................     13,908         4,204     3,686      (1,420)      20,378
Operating income (loss)................      5,562         1,768       899           -        8,229
Depreciation and amortization..........      1,977            78       616           -        2,671
Total assets...........................     67,289        10,191    16,298      (9,288)      84,490

DECEMBER 31, 2001:
Net Revenues from unaffliliated
  customers............................    $ 9,516       $ 3,357   $ 3,902     $     -      $16,775
Intersegment sales.....................      2,140             5         -      (2,145)           -
                                           -------       -------   -------     -------      -------
 Total net revenues....................     11,656         3,362     3,902      (2,145)      16,775
Operating income (loss)................     (1,886)          844       764        (107)        (385)
Depreciation and amortization..........      1,972            59       586         (13)       2,604
Total assets...........................     61,925         7,751    15,924      (8,242)      77,358

6.   Net Income Per Share

         Basic net income per share is computed based upon the weighted average number of common shares outstanding. Diluted net income per share reflects the dilutive effect, if any, of stock options and warrants.

                                                               Three Months ended
                                                                  December 31,
                                                              ---------------------
                                                                 2000        2001
                                                              ---------   ---------
Weighted average shares outstanding.......................    7,800,003   7,800,003
Dilutive effect of stock options and
  warrants after application method.......................       26,063           -
                                                              ---------   ---------
Shares used in calculating diluted net income per share...    7,826,066   7,800,003
                                                              =========   =========

         For the three-month period ended December 31, 2001, net income per share excludes stock options of 730,200 and warrants of 296,057 which were anti-dilutive. For the three-month period ended December 31, 2000, net income per share excludes stock options of 708,245 and warrants of 296,057 which were anti-dilutive, but includes 26,063 options which were dilutive.

7.   Dispositions

                    VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        (IN THOUSANDS EXCEPT SHARE DATA)


         On October 26, 2000, the Company sold 100% of its interest in Vari-Lite International Europe, B.V. ("VLI Europe") and 0.4% of its interest in Vari-Lite Production Services, SAS, and Vari-Lite sold all of the VARI*LITE(R) lighting equipment used in those operations. VLI Europe owned 100% of Vari-Lite Production Services, N.V., 99.6% of Vari-Lite Production Services, SAS and 100% of Vari-Lite Production Services, AB. This transaction resulted in a pre-tax charge of $3,200 which was recorded as an asset impairment in the fourth quarter of fiscal year 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

         REVENUES. Total revenues decreased 17.7%, or $3.6 million, to $16.8 million in the three-month period ended December 31, 2001, compared to $20.4 million in the three-month period ended December 31, 2000. The revenue decrease was attributable primarily to the factors set forth below.

         RENTAL REVENUES. Rental revenues decreased 38.0%, or $6.8 million, to $11.1 million in the three-month period ended December 31, 2001, compared to $17.9 million in the three-month period ended December 31, 2000. This decrease was due to the weak economy combined with the ongoing effects of the September 11, 2001 attacks and the sale of the Company's concert sound reinforcement business in November 2000 which accounted for $1.6 million in revenues in the three-month period ended December 31, 2000.

         PRODUCT SALES AND SERVICES REVENUES. Product sales and services revenues increased 130.3%, or $3.2 million, to $5.7 million in the three-month period ended December 31, 2001, compared to $2.5 million in the three-month period ended December 31, 2000. This increase was primarily due to a $4.3 million increase in sales of VARI*LITE(R) automated lighting equipment which was partially offset by a $1.1 million decrease in revenue due to the closing of the Company's corporate meeting and special events management business in April 2001.

         RENTAL COST. Rental cost decreased 29.0%, or $2.1 million, to $5.1 million in the three-month period ended December 31, 2001, compared to $7.2 million in the three-month period ended December 31, 2000. The decrease was due to reduced revenues as a result of a weak economy and the sale of the Company's concert sound reinforcement business in November 2000. Rental cost as a percentage of rental revenues increased to 45.8% in the three-month period ended December 31, 2001, from 40.1% in the three-month period ended December 31, 2000. This increase was due to depreciation expense representing a higher percentage of revenues during the three-month period ended December 31, 2001 as a result of decreased revenues due to difficult economic conditions.

         PRODUCT SALES AND SERVICES COST. Product sales and services cost increased 81.9%, or $1.6 million, to $3.6 million in the three-month period ended December 31, 2001, compared to $2.0 million in the three-month period ended December 31, 2000 as a result of increased product sales and services revenues. Product sales and services cost as a percentage of product sales and services revenues decreased to 64.1% in the three-month period ended December 31, 2001, from 81.1% in the three-month period ended December 31, 2000, as a result of improved manufacturing efficiencies.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased 22.2%, or $2.0 million, to $6.9 million in the three-month period ended December 31, 2001, compared to $8.9 million in the three-month period ended December 31, 2000. This decrease was primarily due to the sale of the Company's concert sound reinforcement business in November 2000 and the closing of the Company's corporate meeting and special events management business in April 2001. For the same reasons, this expense as a percentage of total revenues decreased to 41.1% in the three-month period ended December 31, 2001, from 43.5% in the three-month period ended December 31, 2000.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 26.8%, or $0.3 million, to $1.5 million in the three-month period ended December 31, 2001, compared to $1.2 million in three-month period ended December 31, 2000. This expense as a percentage of total revenues increased to 9.2% in the three-month period ended December 31, 2001, from 6.0% in the three-month period ended December 31, 2000, as a result of decreased revenues and higher expenses relating to the development of the VL1000(TM) Ellipsoidal Reflector Spotlight luminaire for the period ended December 31, 2001.

         INTEREST EXPENSE. Interest expense decreased 66.6%, or $0.7 million, to $0.4 million in the three-month period ended December 31, 2001, compared to $1.1 million in the three-month period ended December 31, 2000, as a result of reduced borrowings and lower interest rates in the three-month period ended December 31, 2001.

         INCOME TAXES. The effective tax rate in the three-month periods ended December 31, 2001 and 2000 were 39.4% and 38.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from customers. The Company's operating activities generated cash flow of $0.3 million and $0.2 million in the three-month periods ended December 31, 2000 and 2001, respectively.

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

         On December 29, 2000, Vari-Lite entered into the New Credit Facility which includes the $12.0 Term Loan, the $5.0 million Revolver and the $3.0 million Capital Expenditure Loan. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility). As of December 31, 2001, there was $2.9 million outstanding under the Revolver. Prior to January 15, 2002, all outstanding borrowings under the New Credit Facility bore interest at the lender's base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively. Beginning on January 15, 2002, all outstanding balances under the New Credit Facility bear interest at the lender's base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios, as amended on December 31, 2001. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit

Facility terminates on December 31, 2003. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

         On November 23, 2000 and September 27, 2001, the Company's London subsidiary entered into British pounds sterling loans of 4.0 million (USD 5.8 million) and 0.5 million (USD 0.7 million) respectively, with a U. K. bank (collectively, the "London Bank Loans".) The London Bank Loans accrue interest at the rate of 9.10% and 7.78% per annum, respectively, and amortize over 48 months and 60 months, respectively. The London Bank Loans are secured by all of the assets of the Company's London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

         The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment. These loans are amortized over three to five years and bear interest at various rates ranging from 1.50% to 10.35%. Proceeds received under this type of financing were approximately $1.1 million and $0.1 million for the three-month periods ending December 31, 2000 and 2001, respectively, and borrowings outstanding under this type of financing at December 31, 2000 and 2001 were approximately $4.2 million and $1.7 million, respectively.

         The Company's business requires significant capital expenditures. Capital expenditures for the three months ended December 31, 2000 and 2001 were approximately $1.6 million and $0.6 million, respectively, of which approximately $1.2 million and $0.4 million were for rental equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

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

When used in this report, the words "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the
Company: fluctuations in operating results and seasonality; the Company's ability to market, sell and support products; technological changes; reliance on intellectual property; dependence on entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; dependence on key suppliers; and dependence on manufacturing facility.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe that the market risks for the three-month period ended December 31, 2001 substantially changed from those risks outlined for the year ended September 30, 2001 in the Company's Form 10-K.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10.66 Amendment No. 2, effective January 1, 2002, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and H.R. Brutsche' III
          10.67 Amendment No. 2, effective January 1, 2002, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and James H. Clark, Jr.
          10.68 Amendment No. 2, effective January 1, 2002, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and John D. Maxson
          10.69 Amendment No. 2, effective January 1, 2002, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and J. Anthony Smith

     (b) No reports on Form 8-K were filed for the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VARI-LITE INTERNATIONAL, INC.

Date: February 14, 2002                By:  /s/ JEROME L. TROJAN III
     ------------------                   ------------------------------------
                                            Jerome L. Trojan III
                                            Vice President - Finance,
                                            Chief Financial Officer, Treasurer
                                            and Secretary (Principal Financial
                                            and Accounting Officer)