Form 10-Q
period 2002-03-31
VARI LITE INTERNATIONAL INC
filed 2002-05-15
CIK 1033491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

COMMISSION FILE NUMBER:  0-23159

Vari-Lite International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2239444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Regal Row, Dallas, Texas	75247
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (214) 630-1963

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:  As of May 10, 2002, there were 7,800,003 shares of Common Stock outstanding.

VARI-LITE INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

VARI–LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2001	March 31, 2002
ASSETS
CURRENT ASSETS:
Cash	$3,686	$1,673
Receivables, less allowance for doubtful accounts of $603 and $732	9,679	8,665
Inventory	15,388	15,960
Prepaid expense and other current assets	783	1,701
TOTAL CURRENT ASSETS	29,536	27,999
EQUIPMENT AND OTHER PROPERTY:
Lighting and sound equipment	103,032	104,690
Machinery and tools	3,578	3,573
Furniture and fixtures	4,207	4,565
Office and computer equipment	10,501	10,326
	121,318	123,154
Less accumulated depreciation and amortization	72,712	76,709
	48,606	46,445
OTHER ASSETS	2,076	1,946
TOTAL ASSETS	$80,218	$76,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,079	$9,566
Unearned revenue	1,201	867
Income taxes payable	146	328
Current portion of long-term obligations	4,893	4,710
TOTAL CURRENT LIABILITIES	14,319	15,471
LONG-TERM OBLIGATIONS	18,363	16,478
DEFERRED INCOME TAXES	2,209	1,399
TOTAL LIABILITIES	34,891	33,348
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares issued)	—	—
Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares issued; 7,800,003 shares outstanding)	785	785
Treasury Stock	(186)	(186)
Additional paid-in capital	25,026	25,026
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	791	(231)
Retained earnings	18,911	17,648
TOTAL STOCKHOLDERS’ EQUITY	45,327	43,042
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,218	$76,390

See notes to condensed consolidated financial statements.

VARI–LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2001 and 2002

(Unaudited)

(In thousands except share data)

	2001	2002
Rental revenues	$11,414	$10,451
Product sales and services revenues	6,923	4,161
TOTAL REVENUES	18,337	14,612
Rental cost	5,576	5,521
Product sales and services cost	4,234	2,499
TOTAL COST OF SALES	9,810	8,020
GROSS PROFIT	8,527	6,592
Selling, general and administrative expense	7,229	6,730
Research and development expense	1,183	954
TOTAL OPERATING EXPENSES	8,412	7,684
OPERATING INCOME (LOSS)	115	(1,092)
Interest expense (net)	491	251
LOSS BEFORE INCOME TAX	(376)	(1,343)
Income tax benefit	(147)	(531)
NET LOSS	(229)	(812)
Other comprehensive loss - foreign currency translation adjustments	(247)	(400)
COMPREHENSIVE LOSS	$(476)	$(1,212)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	7,800,003	7,800,003

PER SHARE INFORMATION BASIC AND DILUTED:
Net loss	$(0.03)	$(0.10)

See notes to condensed consolidated financial statements.

VARI–LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Six  Months Ended March 31, 2001 and 2002

(Unaudited)

(In thousands except share data)

	2001	2002
Rental revenues	$29,336	$21,570
Product sales and services revenues	9,379	9,817
TOTAL REVENUES	38,715	31,387
Rental cost	12,755	10,617
Product sales and services cost	6,226	6,123
TOTAL COST OF SALES	18,981	16,740
GROSS PROFIT	19,734	14,647
Selling, general and administrative expense	16,092	13,630
Research and development expense	2,398	2,494
TOTAL OPERATING EXPENSES	18,490	16,124
Gain on the sale of concert sound reinforcement business	7,100	—
OPERATING INCOME (LOSS)	8,344	(1,477)
Interest expense (net)	1,562	609
INCOME (LOSS) BEFORE INCOME TAX	6,782	(2,086)
Income tax expense (benefit)	2,608	(824)
NET INCOME (LOSS)	4,174	(1,262)
Other comprehensive loss – foreign currency translation adjustments	(561)	(1,022)
COMPREHENSIVE INCOME (LOSS)	$4,735	$(2,284)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	7,800,003	7,800,003
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	7,871,165	7,800,003

PER SHARE INFORMATION BASIC AND DILUTED:
Net income (loss)	$0.53	$(0.16)

See notes to condensed consolidated financial statements.

VARI–LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2001 and 2002

(Unaudited)

(In thousands)

	2001	2002
Cash flows from operating activities:
Net income (loss)	$4,174	$(1,262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,220	5,219
Amortization of note discount and deferred loan fees	335	84
Provision for doubtful accounts	30	161
Deferred income taxes	2,097	(810)
Gain on sale of concert sound reinforcement business	(7,100)	—
Loss on sale of equipment and other property	130	51
Net change in assets and liabilities:
Accounts receivable	219	854
Prepaid expenses	(1,170)	(918)
Inventory	(1,430)	(571)
Other assets	(499)	62
Accounts payable, accrued liabilities and income taxes payable	(2,060)	1,669
Unearned revenue	(1,032)	(333)
Net cash provided by (used in) operating activities	(1,086)	4,206

Cash flows from investing activities:
Capital expenditures, including rental equipment	(5,318)	(3,594)
Proceeds from sale of concert sound reinforcement business	11,946	—
Proceeds from sale of European operations	5,258	—
Proceeds from sale of equipment	29	47
Net cash provided by (used in) investing activities	11,915	(3,547)

Cash flows from financing activities:
Proceeds from issuance of debt	32,226	28,691
Principal payments on debt	(42,998)	(30,560)
Proceeds from payments on stockholder notes receivable	19	—
Net cash used in financing activities	(10,753)	(1,869)
Effect of exchange rate changes on cash and cash equivalents	(740)	(803)
Net decrease in cash during the period	(664)	(2,013)
Cash, beginning of period	4,315	3,686
Cash, end of period	$3,651	$1,673
Supplemental Cash Flow Information
Cash paid for interest expense	$1,471	$729
Cash paid for income taxes	$187	$366

See notes to condensed consolidated financial statements.

VARI–LITE INTERNATIONAL, INC. AND SUBSIDIARIES

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six-month periods ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2002.

Certain reclassifications have been made to the March 31, 2001 consolidated financial statements to conform to the presentation in the March 31, 2002 consolidated financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

2.  Inventory

Inventory consists of the following:

	September 30, 2001	March 31, 2002
Raw materials	$13,086	$13,882
Work in progress	567	726
Finished goods	1,735	1,352
	$15,388	$15,960

3.  Debt

On December 19, 1997, the Company entered into a $50,000 multicurrency revolving credit  facility (the “Old Credit Facility”). Borrowings under the Old Credit Facility were $32,200 at September 30, 2000.  Subsequent to September 30, 2000, the Company used proceeds of $22,200 from the sale of the Company’s concert sound reinforcement business and continental European rental operations and the funding of the London Bank Loans (hereinafter defined) to reduce borrowings under the Old Credit Facility to $10,000.

On December 29, 2000, Vari-Lite, Inc. (“Vari-Lite”), entered a new credit facility (the “New Credit Facility”), which includes the $12,000 Term Loan, the $5,000 Revolver and the

 $3,000 Capital Expenditure Loan.  The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility).  As of March 31, 2002, there was $2,259 outstanding under the Revolver.  Prior to January 15, 2002, all outstanding borrowings under the New Credit Facility bore interest at the lender’s base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively.  Since January 15, 2002, all outstanding balances under the New Credit Facility bear interest at the lender’s base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company’s ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility).  The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite and a pledge of 65% of the outstanding capital stock of the Company’s foreign subsidiaries.  A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility.  The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios, as amended on March 31, 2002.  In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company’s stock.  The New Credit Facility terminates on December 31, 2003.  Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

On November 23, 2000, September 27, 2001 and March 25, 2002, the Company’s London subsidiary entered into British pounds sterling loans of 4,000 (USD 5,800), 500 (USD 727) and 400 (USD 570), respectively, with a U. K. bank (collectively, the “London Bank Loans”.)  The London Bank Loans accrue interest at the rate of 9.10%, 7.78% and 7.77% per annum, respectively, and amortize over 48 months, 60 months and 60 months, respectively.  The London Bank Loans are secured by all of the assets of the Company’s London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment.  These loans are typically amortized over three years and bear interest at various rates ranging from 1.50% to 10.35%.  Proceeds received under this type of financing were approximately $1,135 and $137 for the six-month periods ending March 31, 2001 and 2002, respectively, and borrowings outstanding under this type of financing at March 31, 2001 and 2002 were approximately $3,572 and $1,306, respectively.

4.  Commitments and Contingencies

In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. The Company is not currently involved in any material legal proceedings.

5.  Segment Reporting

The Company’s chief operating decision maker is considered to be the Company’s Chief Operating Officer (“COO”). The COO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments:  North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company’s operations for the three and six-month periods ended March 31, 2001 and 2002 is presented below:

	Three Months Ended
	North America	Asia	Europe	Intercompany	Total
March 31, 2001:
Net Revenues from unaffliliated customers	$14,679	$1,162	$2,496	$—	$18,337
Intersegment sales	1,724	3	(5)	(1,722)	—
Total net revenues	16,403	1,165	2,491	(1,722)	18,337
Operating income (loss)	216	(755)	654	—	115
Depreciation and amortization	1,898	44	607	—	2,549
Total assets	68,374	8,525	15,590	(8,780)	83,709

	Three Months Ended
	North America	Asia	Europe	Intercompany	Total
March 31, 2002:
Net Revenues from unaffliliated customers	$9,596	$1,873	$3,143	$—	$14,612
Intersegment sales	5,350	12	42	(5,404)	—
Total net revenues	14,946	1,885	3,185	(5,404)	14,612
Operating loss	(753)	(198)	(141)	—	(1,092)
Depreciation and amortization	2,002	53	560	—	2,615
Total assets	62,724	7,595	15,045	(8,974)	76,390

	Six Months Ended
	North America	Asia	Europe	Intercompany	Total
March 31, 2001:
Net Revenues from unaffliliated customers	$27,213	$5,330	$6,172	$—	$38,715
Intersegment sales	3,099	38	5	(3,142)	—
Total net revenues	30,312	5,368	6,177	(3,142)	38,715
Operating income	5,778	1,013	1,553	—	8,344
Depreciation and amortization	3,876	121	1,223	—	5,220
Total assets	68,374	8,525	15,590	(8,780)	83,709

	Six Months Ended
	North America	Asia	Europe	Intercompany	Total
March 31, 2002:
Net Revenues from unaffliliated customers	$19,113	$5,230	$7,044	$—	$31,387
Intersegment sales	7,490	17	42	(7,549)	—
Total net revenues	26,603	5,247	7,086	(7,549)	31,387
Operating income (loss)	(2,746)	703	566	—	(1,477)
Depreciation and amortization	3,975	99	1,145	—	5,219
Total assets	62,724	7,595	15,045	(8,974)	76,390

6.  Net Loss Per Share

Basic net loss per share is computed based upon the weighted average number of common shares outstanding.  Diluted net loss per share reflects the dilutive effect, if any, of stock options and warrants.

	Three Months ended March 31,		Six Months ended March 31,
	2001	2002	2001	2002
Weighted average shares outstanding	7,800,003	7,800,003	7,800,003	7,800,003

Dilutive effect of stock options and warrants after application of treasury stock method	—	—	71,162	—
Shares used in calculating diluted net loss per share	7,800,003	7,800,003	7,871,165	7,800,003

For the three-month period ended March 31, 2001 and 2002, net loss per share excludes stock options of 693,700 and 724,200, respectively, and warrants of 296,057 and 296,057, respectively, which were anti-dilutive.  For the six-month period ended March 31, 2001, net income per share excludes stock options of 622,538 and warrants of 296,057 which were anti-dilutive, but includes 71,162 options which were dilutive.  For the six-month period ended March 31, 2002, net loss per share excludes stock options of 724,200 and warrants of 296,057 which were anti-dilutive.

7.  Dispositions

On October 26, 2000, the Company sold 100% of its interest in Vari-Lite International Europe, B.V. (“VLI Europe”) and 0.4% of its interest in Vari-Lite Production Services, SAS, and Vari-Lite sold all of the VARI*LITE® lighting equipment used in those operations.  VLI Europe owned 100% of Vari-Lite Production Services, N.V., 99.6% of Vari-Lite Production Services, SAS and 100% of Vari-Lite Production Services, AB.  This transaction resulted in a pre-tax charge of $3,200 which was recorded as an asset impairment in the fourth quarter of fiscal year 2000.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues.   Total revenues decreased 20.3%, or $3.7 million, to $14.6 million in the three-month period ended March 31, 2002, compared to $18.3 million in the three-month period ended March 31, 2001.  The revenue decrease was attributable primarily to the factors set forth below.

Rental Revenues.   Rental revenues decreased 8.4%, or $1.0 million, to $10.4 million in the three-month period ended March 31, 2002, compared to $11.4 million in the three-month period ended March 31, 2001.  This decrease was due to the weak economy combined with the ongoing effects of the September 11, 2001 attacks.

Product Sales and Services Revenues.   Product sales and services revenues decreased 39.9%, or $2.7 million, to $4.2 million in the three-month period ended March 31, 2002, compared to $6.9 million in the three-month period ended March 31, 2001. This decrease was primarily due to a $2.6 million decrease in revenue resulting from the closing of the Company’s corporate meeting and special events management business in April 2001.

Rental Cost.   Rental cost in the three-month period ended March 31, 2002 was unchanged compared to the three-month period ended March 31, 2001.  However, rental cost as a percentage of rental revenues increased to 52.8% in the three-month period ended March 31, 2002, from 48.9% in the three-month period ended March 31, 2001.  This increase was due to depreciation expense representing a higher percentage of revenues during the three-month period ended March 31, 2002 as a result of decreased revenues due to difficult economic conditions.

Product Sales and Services Cost.   Product sales and services cost decreased 41.0%, or $1.7 million, to $2.5 million in the three-month period ended March 31, 2002, compared to $4.2 million in the three-month period ended March 31, 2001. This decrease was primarily due to the closing of the Company’s corporate meeting and special events management business in April 2001. Product sales and services cost as a percentage of product sales and services revenues decreased to 60.1% in the three-month period ended March 31, 2002, from 61.2% in the three-month period ended March 31, 2001 as a result of the closing of the Company's corporate meeting and special events management business which had higher costs as a percentage of revenue.

Selling, General and Administrative Expense.   Selling, general and administrative expense decreased 6.9%, or $0.5 million, to $6.7 million in the three-month period ended March 31, 2002, compared to $7.2 million in the three-month period ended March 31, 2001. This decrease was due to the closing of the Company’s corporate meeting and special events management business in April 2001, as well as expense reduction efforts undertaken in the first quarter of fiscal 2002.  This expense as a percentage of total revenues increased to 46.1% in the three-month period ended March 31, 2002, from 39.4% in the three-month period ended March 31, 2001 as a result of decreased revenues.

Research and Development Expense.   Research and development expense decreased 19.4%, or $0.2 million, to $1.0 million in the three-month period ended March 31, 2002, compared to $1.2 million in three-month period ended March 31, 2001.  This decrease was primarily due to expense reduction efforts undertaken in the first quarter of fiscal 2002. This expense as a percentage of total revenues for the period ended March 31, 2002 was 6.5%, unchanged from the three-month period ended March 31, 2001.

Interest Expense.   Interest expense decreased 48.9%, or $0.2 million, to $0.3 million in the three-month period ended March 31, 2002, compared to $0.5 million in the three-month period ended March 31, 2001, as a result of reduced borrowings and lower interest rates in the three-month period ended March 31, 2002 as well as interest income of $0.1 million from an income tax refund.

Income Taxes.   The effective tax rate in the three-month periods ended March 31, 2002 and 2001 were 39.5% and 39.1%, respectively.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

Revenues.   Total revenues decreased 18.9%, or $7.3 million, to $31.4 million in the six-month period ended March 31, 2002, compared to $38.7 million in the six-month period ended March 31, 2001.  The revenue decrease was attributable primarily to the factors set forth below.

Rental Revenues.   Rental revenues decreased 26.5%, or $7.7 million, to $21.6 million in the six-month period ended March 31, 2002, compared to $29.3 million in the six-month period ended March 31, 2001. This decrease was due to the weak economy combined with the ongoing effects of the September 11, 2001 attacks and the sale of the Company’s concert sound reinforcement business in November 2000 which accounted for $1.6 million in revenues in the six-month period ended March 31, 2001.

Product Sales and Services Revenues.   Product sales and services revenues increased 4.7%, or $0.4 million, to $9.8 million in the six-month period ended March 31, 2002, compared to $9.4 million in the six-month period ended March 31, 2001. This increase was due to a $4.1 million increase in sales of VARI*LITE® automated lighting equipment which was partially offset by a $3.7 million decrease in revenue due to the closing of the Company’s corporate meeting and special events management business in April 2001.

Rental Cost.   Rental cost decreased 16.8%, or $2.2 million, to $10.6 million in the six-month period ended March 31, 2002, compared to $12.8 million in the six-month period ended March 31, 2001.  This decrease was due to reduced revenues as a result of a weak economy and the sale of the Company’s concert sound reinforcement business in November 2000.  Rental cost as a percentage of rental revenues increased to 49.2% in the six-month period ended March 31, 2002, from 43.5% in the six-month period ended March 31, 2001.  This increase was due to depreciation expense representing a higher percentage of revenues during the six-month period ended March 31, 2002 as a result of decreased revenues due to difficult economic conditions.

Product Sales and Services Cost.   Product sales and services cost decreased 1.7%, or $0.1 million, to $6.1 million in the six-month period ended March 31, 2002, compared to $6.2 million in the six-month period ended March 31, 2001. This decrease was due to a $2.5 million decrease in product sales and services cost associated with the closing of the Company’s corporate meeting and special events management business in April 2001 offset by $2.4 million increase in cost of sales of VARI*LITE® automated lighting equipment.

Product sales and services cost as a percentage of product sales and services revenues decreased to 62.4% in the six-month period ended March 31, 2002, from 66.4% in the six-month period ended March 31, 2001 as a result of improved manufacturing efficiencies and the closing of the Company's corporate meeting and special events management business which had higher costs as a percentage of revenue.

Selling, General and Administrative Expense.   Selling, general and administrative expense decreased 15.3%, or $2.5 million, to $13.6 million in the six-month period ended March 31, 2002, compared to $16.1 million in the six-month period ended March 31, 2001. This decrease was primarily due to the sale of the Company’s concert sound reinforcement business in November 2000 and the closing of the Company’s corporate meeting and special events management business in April 2001, as well as expense reduction efforts undertaken in the first quarter of fiscal 2002.  This expense as a percentage of total revenues increased to 43.4% in the six-month period ended March 31, 2002, from 41.6% in the six-month period ended March 31, 2001 as a result of decreased revenues.

Research and Development Expense.   Research and development expense in the six-month period ended March 31, 2002 was unchanged as compared to the six-month period ended March 31, 2001.  However, this expense as a percentage of total revenues increased to 7.9% in the six-month period ended March 31, 2002, from 6.2% in the six-month period ended March 31, 2001, as a result of decreased revenues.

Interest Expense.   Interest expense decreased 61.0%, or $1.0 million, to $0.6 million in the six-month period ended March 31, 2002, compared to $1.6 million in the six-month period ended March 31, 2001, as a result of reduced borrowings and lower interest rates in the six-month period ended March 31, 2002 as well as interest income of $0.1 million from an income tax refund.

Income Taxes.   The effective tax rate in the six-month periods ended March 31, 2002 and 2001 were 39.5% and 38.5%, respectively.

Liquidity and Capital Resources

Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from customers.  The Company’s operating activities used cash flow of $1.1 million for the six-month period ended March 31, 2001 and generated cash flow of $4.2 million in the six-month period ended March 31, 2002.

On December 19, 1997, the Company entered into the Old Credit Facility. Borrowings under the Old Credit Facility were $32.2 million at September 30, 2000.  Subsequent to September 30, 2000, the Company used proceeds of $22.2 million from the sale of the Company’s concert sound reinforcement business and continental European rental operations and the funding of the London Bank Loans to reduce borrowings under the Old Credit Facility to $10.0 million.

On December 29, 2000, Vari-Lite entered into the New Credit Facility which includes the $12.0 Term Loan, the $5.0 million Revolver and the $3.0 million Capital Expenditure Loan. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below).  Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility).  As of March 31, 2002, there was $2.3 million outstanding under the Revolver.  Prior to January 15, 2002,  all outstanding borrowings under the New Credit Facility bore interest at the lender’s base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively.  Since January 15, 2002, all outstanding balances under the New Credit Facility bear interest at the lender’s base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company’s ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility).  The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite and a pledge of 65% of the outstanding capital stock of the Company’s foreign subsidiaries.  A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility.  The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios, as amended on March 31, 2002.  In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company’s stock.  The New Credit Facility terminates on December 31, 2003.  Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

On November 23, 2000, September 27, 2001 and March 25, 2002, the Company’s London subsidiary entered into British pounds sterling loans of 4.0 million (USD 5.8 million), 0.5 million (USD 0.7 million) and 0.4 million (USD 0.6 million), respectively, with a U. K. bank (collectively, the “London Bank Loans”.)  The London Bank Loans accrue interest at the rate of 9.10%, 7.78% and 7.77% per annum, respectively, and amortize over 48 months, 60 months and 60 months, respectively.  The London Bank Loans are secured by all of the assets of the Company’s London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment.  These loans are amortized over three to five years and bear interest at various rates ranging from 1.50% to 10.35%.  Proceeds received under this type of financing were approximately $1.1 million and $0.1 million for the six-month periods ending March 31, 2001 and 2002, respectively, and borrowings outstanding under this type of financing at March 31, 2001 and 2002 were approximately $3.6 million and $1.3 million, respectively.

The Company’s business requires significant capital expenditures.  Capital expenditures for the six months ended March 31, 2001 and 2002 were approximately $5.3 million and $3.6 million, respectively, of which approximately $4.6 million and $3.3 million were for rental and demo equipment inventories.  The majority of the Company’s revenues are generated through the rental of automated lighting systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

Management believes that cash flow generated from operations and borrowing capacity under the New Credit Facility will be sufficient to meet the anticipated operating cash needs and capital expenditures for the next twelve months.  Because the Company’s future operating results will depend on a number of factors, including the demand for the Company’s products and services, the Company’s ability to market, sell and support products, competition, the success of the Company’s research and development programs, the ability to achieve competitive and technological advances, general and economic conditions and other factors beyond the Company’s control, there can be no assurance that sufficient capital resources will be available to fund the expected expansion of its business beyond such period.

Disclosure Regarding Forward-Looking Statements

This report includes “forward–looking statements” as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “could,” “may” and similar expressions, as they relate to management or the Company, are intended to identify forward–looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company:  fluctuations in operating results and seasonality; the Company’s ability to market, sell and support products; technological changes; reliance on intellectual property; dependence on entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; dependence on key suppliers; and dependence on manufacturing facility. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that the market risks for the three and six-month periods ended March 31, 2002 substantially changed from those risks outlined for the year ended September 30, 2001 in the Company’s Form 10-K.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 1, 2002, the Annual Meeting of Stockholders was held in Dallas, Texas.  The stockholders were asked to elect two Class II directors to serve until 2005.  The vote was as follows:

	For	Against or Withheld	Abstentions

James H. Clark, Jr.	6,740,837	59,014	0
John R. Rettberg	6,773,966	25,885	0

Messrs. H.R. Brutsche´ III, John D. Maxson, William C. Scott, J. Anthony Smith and J.R.K. Tinkle will continue as directors of the Company.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.4      Amendment to the By-Laws of the Company dated as of February 15, 2002.

10.70  Master Lease Purchase Agreement, dated March 25, 2002, between Vari-Lite Europe, Ltd. and Barclays Mercantile Business Finance Limited.

10.71  Amendment No. 4, dated March 31, 2002, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association.

(b) No reports on Form 8-K were filed for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARI-LITE INTERNATIONAL, INC.

Date:	May 10, 2002	By:	/s/ JEROME L. TROJAN III
Jerome L. Trojan III
Vice President - Finance,
Chief Financial Officer, Treasurer
and Secretary (Principal Financial
and Accounting Officer)