Form 10-Q
period 2002-06-30
VARI LITE INTERNATIONAL INC
filed 2002-08-19
CIK 1033491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2002, there were 7,800,003 shares of Common Stock outstanding.

VARI-LITE INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

VARI–LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

ASSETS

	September 30, 2001	June 30, 2002
CURRENT ASSETS:
Cash	$3,686	$1,991
Receivables, less allowance for doubtful accounts of $603 and $849	9,679	9,550
Inventory, less valuation allowance of $407 and $5,307	15,388	12,071
Prepaid expense and other current assets	783	2,015

TOTAL CURRENT ASSETS	29,536	25,627
EQUIPMENT AND OTHER PROPERTY:
Lighting and sound equipment	103,032	104,805
Machinery and tools	3,578	3,570
Furniture and fixtures	4,207	4,788
Office and computer equipment	10,501	10,523

	121,318	123,686
Less accumulated depreciation and amortization	72,712	78,692

	48,606	44,994
OTHER ASSETS	2,076	655

TOTAL ASSETS	$80,218	$71,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,284	$4,675
Accrued liabilities	3,795	3,960
Unearned revenue	1,201	1,769
Income taxes payable	146	27
Current portion of long-term obligations	4,893	18,229

TOTAL CURRENT LIABILITIES	14,319	28,660
LONG-TERM OBLIGATIONS	18,363	5,015
DEFERRED INCOME TAXES	2,209	—

TOTAL LIABILITIES	34,891	33,675
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares issued)	—	—
Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares issued; 7,800,003 shares outstanding)	785	785
Treasury Stock	(186)	(186)
Additional paid-in capital	25,026	25,026
Accumulated other comprehensive income - foreign currency translation adjustment	791	1,034
Retained earnings	18,911	10,942

TOTAL STOCKHOLDERS’ EQUITY	45,327	37,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,218	$71,276

See notes to condensed consolidated financial statements.

VARI–LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE  INCOME  (LOSS)

For the Three Months Ended June 30, 2001 and 2002

(Unaudited)

(In thousands except share data)

	2001	2002

Rental revenues	$12,572	$10,007
Product sales and services revenues	3,012	5,578

TOTAL REVENUES	15,584	15,585
Rental cost	6,264	5,496
Product sales and services cost	1,892	3,887

TOTAL COST OF SALES	8,156	9,383

GROSS PROFIT	7,428	6,202
Selling, general and administrative expense	7,910	6,840
Research and development expense	1,318	889
Reserve for excess, slow moving and obsolete inventory	—	4,900
Write-off of receivables related to premiums paid under split-dollar life insurance policies	—	1,348
TOTAL OPERATING EXPENSES	9,228	13,977

OPERATING LOSS	(1,800)	(7,775)
Interest expense (net)	351	349

LOSS BEFORE INCOME TAX	(2,151)	(8,124)
Income tax benefit	(850)	(1,418)

NET LOSS	(1,301)	(6,706)

Other comprehensive income - foreign currency translation adjustment	118	1,265
COMPREHENSIVE LOSS.	$(1,183)	$(5,441)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	7,800,003	7,800,003

PER SHARE INFORMATION
BASIC AND DILUTED:
Net loss	$(0.17)	$(0.86)

See notes to condensed consolidated financial statements.

VARI–LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE  INCOME  (LOSS)

For the Nine  Months Ended June 30, 2001 and 2002

(Unaudited)

(In thousands except share data)

	2001	2002

Rental revenues	$41,908	$31,577
Product sales and services revenues	12,391	15,395

TOTAL REVENUES	54,299	46,972
Rental cost	19,019	16,113
Product sales and services cost	8,118	10,011

TOTAL COST OF SALES	27,137	26,124

GROSS PROFIT	27,162	20,848
Selling, general and administrative expense	24,002	20,470
Research and development expense	3,716	3,384
Gain on the sale of concert sound reinforcement business	(7,100)	—
Reserve for excess, slow moving and obsolete inventory	—	4,900
Write-off of receivables related to premiums paid under split-dollar life insurance policies	—	1,348
TOTAL OPERATING EXPENSES	20,618	30,102

OPERATING INCOME (LOSS)	6,544	(9,254)
Interest expense (net)	1,913	957

INCOME (LOSS) BEFORE INCOME TAX	4,631	(10,211)
Income tax expense (benefit)	1,758	(2,243)

NET INCOME (LOSS)	2,873	(7,968)

Other comprehensive income - foreign currency translation adjustment	679	242
COMPREHENSIVE INCOME (LOSS)	$3,552	$(7,726)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	7,800,003	7,800,003

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	7,876,463	7,800,003

PER SHARE INFORMATION
BASIC:
Net income (loss)	$0.37	$(1.02)
DILUTED:
Net income (loss)	$0.36	$(1.02)

See notes to condensed consolidated financial statements.

VARI–LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2001 and 2002

(Unaudited)

(In thousands)

	2001	2002
Cash flows from operating activities:
Net income (loss)	$2,873	$(7,968)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,823	7,859
Amortization of note discount and deferred loan fees	362	129
Provision for doubtful accounts	138	244
Deferred income taxes	1,316	(2,209)
Gain on sale of concert sound reinforcement business	(7,100)	—
Reserve for excess, slow moving and obsolete inventory	—	4,900
Write-off of receivables related to premiums paid under split-dollar life insurance policies	—	1,348
Loss on sale of equipment and other property	80	214
Net change in assets and liabilities:
Accounts receivable	385	(114)
Prepaid expenses	(124)	(1,232)
Inventory	(2,322)	(1,126)
Other assets	(460)	(35)
Accounts payable, accrued liabilities and income taxes payable	(1,272)	438
Unearned revenue	(1,173)	568

Net cash provided by operating activities	526	3,016

Cash flows from investing activities:
Capital expenditures, including rental equipment	(7,460)	(4,615)
Proceeds from sale of concert sound reinforcement business	11,946	—
Proceeds from sale of European operations	5,258	—
Proceeds from sale of equipment	71	87

Net cash provided by (used in) investing activities	9,815	(4,528)

Cash flows from financing activities:
Proceeds from issuance of debt	49,288	45,894
Principal payments on debt	(60,603)	(46,152)
Proceeds from payments on stockholder notes receivable	19	—

Net cash used in financing activities	(11,296)	(258)
Effect of exchange rate changes on cash and cash equivalents	(866)	75

Net decrease in cash during the period	(1,821)	(1,695)
Cash, beginning of period	4,315	3,686

Cash, end of period	$2,494	$1,991

Supplemental Cash Flow Information
Cash paid for interest expense	$1,936	$1,075
Cash paid for income taxes	$267	$674

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine-month periods ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2002.

Certain reclassifications have been made to the June 30, 2001 consolidated financial statements to conform to the presentation in the June 30, 2002 consolidated financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

2.               Inventory

                Inventory consists of the following:

	September 30, 2001	June 30, 2002
Raw materials	$13,493	$15,688
Inventory reserve	(407)	(5,307)
Work in progress	567	474
Finished goods	1,735	1,216
	$15,388	$12,071

In the three-month period ended June 30, 2002, an additional reserve of $4,900 was made for excess, slow moving and obsolete inventory primarily associated with repair and maintenance parts to support the Company’s Series 200 and Series 300 automated lighting products.

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

On December 29, 2000, Vari-Lite, Inc. (“Vari-Lite”), entered a new credit facility (the “New Credit Facility”), which includes the $12,000 Term Loan, the $5,000 Revolver and the $3,000 Capital Expenditure Loan.  The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility).  As of June 30, 2002, there was $2,495 outstanding under the Revolver.  Prior to January 15, 2002, all outstanding borrowings under the New Credit Facility bore interest at the lender’s base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively.  From January 15, 2002 through July 31, 2002, all outstanding balances under the New Credit Facility bore interest at the lender’s base rate or LIBOR, plus a rate margin of 0.75% or 2.50%, respectively. Beginning August 1, 2002, all outstanding balances under the New Credit Facility bear interest at the lender’s base rate or LIBOR, plus a rate margin ranging from 1.25% to 1.75% or 3.00% to 3.50%, respectively, based upon the Company’s ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility).  The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite and a pledge of 65% of the outstanding capital stock of the Company’s foreign subsidiaries.  A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility.  The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios, as amended on June 30, 2002.  In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company’s stock.  The New Credit Facility terminates on December 31, 2003.  Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

As of June 30, 2002, all balances outstanding under the New Credit Facility were classified as current due to the likelihood that the Company will not be able to meet all of the financial ratio covenants under this facility beginning on December 31, 2002. After further evaluation, management also believes that as of March 31, 2002, it was unlikely that the Company was going to meet all of these covenants as of December 31, 2002. Therefore, the balances outstanding under the New Credit Facility as of March 31, 2002 should also have been classified as current. The Company’s management is currently negotiating an amendment to the New Credit Facility with modified financial covenants and is considering other financing options to replace the New Credit Facility. There can be no assurances regarding the Company’s ability to obtain additional financing or the successful completion of an amendment to the New Credit Facility. If the Company is not successful in amending or refinancing the New Credit Facility, the lenders will be entitled to pursue all rights available under the New Credit Facility in the event the Company does not meet the financial ratio covenants or the terms of other compliance covenants.

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

                The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment.  These loans are typically amortized over three to five years and bear interest at various rates ranging from 1.50% to 10.35%.  Proceeds received under this type of financing were approximately $1,135 and $2,448 for the nine-month periods ending June 30, 2001 and 2002, respectively, and borrowings outstanding under this type of financing at June 30, 2001 and 2002 were approximately $2,367 and $3,720, respectively.

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

Information about the Company’s operations for the three and nine-month periods ended June 30, 2001 and 2002 is presented below:

	Three Months Ended June 30, 2001
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$10,860	$1,425	$3,299	$—	$15,584
Intersegment sales	2,229	9	27	(2,265)	—

Total net revenues	13,089	1,434	3,326	(2,265)	15,584
Operating income (loss)	(1,621)	(256)	246	(169)	(1,800)
Depreciation and amortization	1,963	50	590	—	2,603
Total assets	66,493	7,703	17,020	(9,620)	81,596

	Three Months Ended June 30, 2002
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$8,778	$2,926	$3,881	$—	$15,585
Intersegment sales	2,675	5	—	(2,680)	—

Total net revenues	11,453	2,931	3,881	(2,680)	15,585
Operating income (loss)	(7,855)	(137)	225	(8)	(7,775)
Depreciation and amortization	2,030	92	577	(61)	2,638
Total assets	55,200	8,525	16,866	(9,315)	71,276

	Nine Months Ended June 30, 2001
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$38,073	$6,755	$9,471	$—	$54,299
Intersegment sales	5,328	47	32	(5,407)	—

Total net revenues	43,401	6,802	9,503	(5,407)	54,299
Operating income	4,157	757	1,799	(169)	6,544
Depreciation and amortization	5,838	172	1,813	—	7,823
Total assets	66,493	7,703	17,020	(9,620)	81,596

	Nine Months Ended June 30, 2002
	North America	Asia	Europe	Intercompany	Total

Net revenues from unaffiliated customers	$27,891	$8,156	$10,925	$—	$46,972
Intersegment sales	10,166	22	42	(10,230)	—

Total net revenues	38,057	8,178	10,967	(10,230)	46,972
Operating income (loss)	(9,753)	565	790	(856)	(9,254)
Depreciation and amortization	6,025	219	1,724	(109)	7,859
Total assets	55,200	8,525	16,866	(9,315)	71,276

6.             Net Loss Per Share

Basic net loss per share is computed based upon the weighted average number of common shares outstanding.  Diluted net loss per share reflects the dilutive effect, if any, of stock options and warrants.

	Three Months ended June 30,		Nine Months ended June 30,
	2001	2002	2001	2002
Weighted average shares outstanding	7,800,003	7,800,003	7,800,003	7,800,003

Dilutive effect of stock options and warrants after application of treasury stock method	—	—	76,460	—

Shares used in calculating diluted net loss per share	7,800,003	7,800,003	7,876,463	7,800,003

For the three-month period ended June 30, 2001 and 2002, net loss per share excludes stock options of 739,700 and 729,200, respectively, and warrants of 296,057 and 296,057, respectively, which were anti-dilutive. For the nine-month period ended June 30, 2001, net income per share excludes stock options of 663,240 and warrants of 296,057 which were anti-dilutive, but includes 76,460 options which were dilutive.  For the nine-month period ended June 30, 2002, net loss per share excludes stock options of 729,200 and warrants of 296,057 which were anti-dilutive.

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

8.                   Write-off of Receivables related to Premiums paid under Split-Dollar Life Insurance Policies

On June 30, 2002, the Company and certain directors of the Company mutually agreed to terminate all of the outstanding deferred compensation and consulting agreements that existed between these parties.  In addition, the Company has assigned all of its rights and obligations under split-dollar agreements with certain directors, including its obligation to pay future premiums on life insurance policies and the Company’s interest in the collateral assignment of death benefits under those policies, to the respecive directors or their designees.  Under the collateral assignment, the Company was entitled to recoup the cumulative premiums paid by the Company from the cash surrender value or death benefits under the policies.  As a result of the assignment, the Company wrote-off $1,348 at June 30, 2002, which represented a receivable related to premiums paid by the Company. The cancellation of the deferred compensation and consulting agreements combined with reductions in directors fees and base compensation to the Company’s CEO will result in annual cash savings of $596. Additionally, the assignment of the Company’s obligations under the split-dollar life insurance agreements will result in additional cash savings of $757 that would have been due over the remaining term of those insurance policies.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues.   Total revenues for the three-month period ended June 30, 2002 were $15.6 million compared to the three-month period ended June 30, 2001 of $15.6 million.  The components of these revenues are set forth below.

Rental Revenues. Rental revenues decreased 20.4%, or $2.6 million, to $10.0 million in the three-month period ended June 30, 2002, compared to $12.6 million in the three-month period ended June 30, 2001.  This decrease was due to the weak economy which continues to have a negative impact on live entertainment events.

Product Sales and Services Revenues.  Product sales and services revenues increased 85.2%, or $2.6 million, to $5.6 million in the three-month period ended June 30, 2002, compared to $3.0 million in the three-month period ended June 30, 2001. This increase was due to the increase in sales of VARI*LITE® automated lighting equipment which the Company commenced selling in fiscal 2000. Despite the weak economy, the Company’s product sales business continued to grow due to increases in the number of products available for sale, good demand for the products internationally and increased sales and marketing efforts.

Rental Cost.  Rental cost decreased 12.3%, or $0.8 million, to $5.5 million in the three-month period ended June 30, 2002, compared to $6.3 million in the three-month period ended June 30, 2001.  However, rental cost as a percentage of rental revenues increased to 54.9% in the three-month period ended June 30, 2002, from 49.8% in the three-month period ended June 30, 2001.   This increase was due to depreciation expense representing a higher percentage of revenues during the three-month period ended June 30,2002 as a result of decreased revenues due to difficult economic conditions.

Product Sales and Services Cost.  Product sales and services cost increased 105.5%, or $2.0 million, to $3.9 million in the three-month period ended June 30, 2002, compared to $1.9 million in the three-month period ended June 30, 2001. This increase was primarily due to increased product sales revenue in the three-month period ended June 30, 2002. Product sales and services cost as a percentage of product sales and services revenues increased to 69.7% in the three-month period ended June 30, 2002, from 62.8% in the three-month period ended June 30, 2001 as a result of the increased sales of recently introduced products which generally have lower gross margins than the more mature products sold by the Company.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased 13.5%, or $1.1 million, to $6.8 million in the three-month period ended June 30, 2002, compared to $7.9 million in the three-month period ended June 30, 2001. This decrease was due to the expense reduction efforts undertaken in the first and third quarters of fiscal 2002. This expense as a percentage of total revenues decreased to 43.9% in the three-month period ended June 30, 2002, from

50.8% in the three-month period ended June 30, 2001 as a result of the aforementioned expense reductions.

Research and Development Expense.  Research and development expense decreased 32.5%, or $0.4 million, to $0.9 million in the three-month period ended June 30, 2002, compared to $1.3 million in three-month period ended June 30, 2001.  This decrease was primarily due to expense reduction efforts undertaken in the first and third quarters of fiscal 2002. This expense as a percentage of total revenues decreased to 5.7% in the three-month period ended June 30, 2002, from 8.5% in the three-month period ended June 30, 2001 as a result of the aforementioned expense reductions.

  Reserve for Excess, Slow Moving and Obsolete Inventory. In the three-month period ended June 30, 2002, an additional reserve of $4.9 million was made for excess, slow moving and obsolete inventory primarily associated with repair and maintenance parts to support the Company’s Series 200 and Series 300 automated lighting products, which are no longer produced by the Company but continue to be rented through the Company’s rental operations. The Company considered this reserve necessary as a result of the decreased likelihood that these components will ultimately be consumed due to decreased rental revenues related to these lighting products during the three-month period ended June 30, 2002 and the market uncertainty regarding economic conditions.

 Write-off of Receivables Related to Premiums Paid under Split-Dollar Life Insurance Policies. On June 30, 2002, the Company cancelled all consulting and deferred compensation agreements between the Company and certain directors of the Company.  In addition, the Company has assigned all of its rights and obligations, under split-dollar agreements with certain directors, including its obligation to pay future premiums on life insurance policies and the Company’s interest in the collateral assignment of death benefits under those policies, to the respective directors or their designees.  Under the collateral assignment, the Company was entitled to recoup the cumulative premiums paid by the Company from the cash surrender value or death benefits under the policies. As a result of the assignment, the Company expensed receivables related to premiums paid under those policies of $1.3 million during the three-month period ended June 30, 2002. The cancellation of the deferred compensation and consulting agreements combined with reductions in directors fees and base compensation to the Company’s CEO will result in annual cash savings of $0.6 million. Additionally, the assignment of the Company’s obligations under the split-dollar life insurance agreements will result in additional cash savings of $0.7 million that would have been due over the remaining term of those insurance policies.

Interest Expense.  Interest expense in the three-month period ended June 30, 2002 is unchanged from the three-month period ended June 30, 2001.

Income Taxes. The effective tax rates in the three-month periods ended June 30, 2002 and 2001 were 17.5% and 39.5%, respectively.  The decrease in the effective tax rate during the three-month period ended June 30, 2002 is due to a reserve of $1.8 million established against the Company’s deferred tax asset. The Company considered this reserve necessary due to the uncertainty of the Company’s ability to ultimately utilize the benefit of the deferred tax asset as a result of past operating losses.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Revenues.   Total revenues decreased 13.5%, or $7.3 million, to $47.0 million in the nine-month period ended June 30, 2002, compared to $54.3 million in the nine-month period ended June 30, 2001.  The revenue decrease was attributable primarily to the factors set forth below.

Rental Revenues. Rental revenues decreased 24.7%, or $10.3 million, to $31.6 million in the nine-month period ended June 30, 2002, compared to $41.9 million in the nine-month period ended June 30, 2001. This decrease was due to the weak economy combined with the ongoing effects of the September 11, 2001 attacks, as well as the sale of the Company’s concert sound reinforcement business in November 2000, which accounted for $1.6 million in revenues in the nine-month period ended June 30, 2001.

Product Sales and Services Revenues.  Product sales and services revenues increased 24.3%, or $3.0 million, to $15.4 million in the nine-month period ended June 30, 2002, compared to $12.4 million in the nine-month period ended June 30, 2001. This increase was due to a $6.7 million increase in sales of VARI*LITE® automated lighting equipment which the Company commenced selling in fiscal 2000. Despite the weak economy, the Company’s product sales business continued to grow due to increases in the number of products available for sale, good demand for the products internationally and increased sales and marketing efforts. This increase was partially offset by a $3.7 million decrease in revenues due to the closing of the Company’s corporate meeting and special events management business in April 2001.

Rental Cost.  Rental cost decreased 15.3%, or $2.9 million, to $16.1 million in the nine-month period ended June 30, 2002, compared to $19.0 million in the nine-month period ended June 30, 2001.  This decrease was due to reduced revenues as a result of a weak economy and the sale of the Company’s concert sound reinforcement business in November 2000.  Rental cost as a percentage of rental revenues increased to 51.0% in the nine-month period ended June 30, 2002, from 45.4% in the nine-month period ended June 30, 2001.  This increase was primarily due to depreciation expense representing a higher percentage of revenues during the nine-month period ended June 30, 2002 as a result of decreased revenues due to difficult economic conditions.

Product Sales and Services Cost.  Product sales and services cost increased 23.3%, or $1.9 million, to $10.0 million in the nine-month period ended June 30, 2002, compared to $8.1 million in the nine-month period ended June 30, 2001. This increase was due to a $4.4 million increase in cost of sales of VARI*LITE® automated lighting equipment offset by a $2.5 million decrease in product sales and services cost associated with the closing of the Company’s corporate meeting and special events management business in April, 2001.  Product sales and services cost as a percentage of product sales and services revenues decreased to 65.0% in the nine-month period ended June 30, 2002, from 65.5% in the nine-month period ended June 30, 2001.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased 14.7%, or $3.5 million, to $20.5 million in the nine-month period ended June 30, 2002, compared to $24.0 million in the nine-month period ended June 30, 2001. This decrease was primarily due to the sale of the Company’s concert sound reinforcement business in November 2000 and the closing of the Company’s corporate meeting and special events management business in April 2001, as well as expense reduction efforts undertaken in the first and third quarters of fiscal 2002.  This expense as a percentage of total revenues decreased to 43.6% in the nine-month period ended June 30, 2002, from

44.2% in the nine-month period ended June 30, 2002 as a result of the aforementioned expense reductions.

Research and Development Expense.  Research and development expense decreased 9.0%, or $0.3 million, to $3.4 million in the nine-month period ended June 30, 2002, compared to $3.7 million in nine-month period ended June 30, 2001.  This decrease was primarily due to expense reduction efforts undertaken in the first and third quarters of fiscal 2002. This expense as a percentage of total revenues increased to 7.2% in the nine-month period ended June 30, 2002, from 6.8% in the nine-month period ended June 30, 2001 as a result of decreased revenues.

  Reserve for Excess, Slow Moving and Obsolete Inventory. In the nine-month period ended June 30, 2002, an additional reserve of $4.9 million was made for excess, slow moving and obsolete inventory primarily associated with repair and maintenance parts to support the Company’s Series 200 and Series 300 automated lighting products, which are no longer produced by the Company but continue to be rented through the Company’s rental operations. The Company considered this reserve necessary as a result of the decreased likelihood that these components will ultimately be consumed due to decreased rental revenues related to these lighting products during the nine-month period ended June 30, 2002 and the market uncertainty regarding economic conditions.

Write-off of Receivables Related to Premiums Paid under Split-Dollar Life Insurance Policies. On June 30, 2002, the Company cancelled all consulting and deferred compensation agreements between the Company and certain directors of the Company.  In addition, the Company has assigned all of its rights and obligations, under split-dollar agreements with certain directors, including its obligation to pay future premiums on life insurance policies and the Company’s interest in the collateral assignment of death benefits under those policies, to the respective directors or their designees.  Under the collateral assignment, the Company was entitled to recoup the cumulative premiums paid by the Company from the cash surrender value or death benefits under the policies. As a result of the assignment, the Company expensed receivables related to premiums paid under those policies of $1.3 million during the nine-month period ended June 30, 2002. The cancellation of the deferred compensation and consulting agreements combined with reductions in directors fees and base compensation to the Company’s CEO will result in annual cash savings of $0.6 million. Additionally, the assignment of the Company’s obligations under the split-dollar life insurance agreements will result in additional cash savings of $0.7 million that would have been due over the remaining term of those insurance policies.

Interest Expense.  Interest expense decreased 50.0%, or $1.0 million, to $0.9 million in the nine-month period ended June 30, 2002, compared to $1.9 million in the nine-month period ended June 30, 2001, as a result of reduced borrowings and lower interest rates in the nine-month period ended June 30, 2002, as well as interest income of $0.1 million from an income tax refund.

Income Taxes. The effective tax rates in the nine-month periods ended June 30, 2002 and 2001 were 22.0% and 38.0%, respectively. The decrease in the effective tax rate during the nine-month period ended June 30, 2002 is due to a reserve of $1.8 million established against the Company’s deferred tax asset. The Company considered this reserve necessary due to the uncertainty of the Company’s ability to ultimately utilize the benefit of the deferred tax asset as a result of past operating losses.

Liquidity and Capital Resources

                Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from customers.  The Company’s operating activities generated cash flow of $0.5 million and $3.0 million, respectively, in the nine-month periods ending June 30, 2001 and 2002.

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

On December 29, 2000, Vari-Lite entered into the New Credit Facility which includes the $12.0 Term Loan, the $5.0 million Revolver and the $3.0 million Capital Expenditure Loan. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below).  Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility).  As of June 30, 2002, there was $2.5 million outstanding under the Revolver.  Prior to January 15, 2002,  all outstanding borrowings under the New Credit Facility bore interest at the lender’s base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively.  Since January 15, 2002, all outstanding balances under the New Credit Facility bear interest at the lender’s base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company’s ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). From January 15, 2002 through July 31, 2002, all outstanding balances under the New Credit Facility bore interest at the lender’s base rate or LIBOR, plus a rate margin ranging of 0.75% or 2.00%, respectively. Beginning August 1, 2002, all outstanding balances under the New Credit Facility bear interest at the lender’s base rate or LIBOR, plus a rate margin ranging from 1.25% to 1.75% or 3.00% to 3.50%, respectively, based upon the Company’s ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite and a pledge of 65% of the outstanding capital stock of the Company’s foreign subsidiaries.  A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility.  The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios, as amended on June 30, 2002.  In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company’s stock.  The New Credit Facility terminates on December 31, 2003.  Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

As of June 30, 2002, all balances outstanding under the New Credit Facility were classified as current due to the likelihood that the Company will not be able to meet all of the financial ratio covenants under this facility beginning on December 31, 2002. After further evaluation, management also believes that as of  March 31, 2002, it was unlikely that the Company was going to meet all of these covenants as of December 31, 2002. Therefore, the balances outstanding under the New Credit Facility as of March 31, 2002 should also have been classified as current. The Company’s management is currently negotiating an amendment to the New Credit Facility with modified financial covenants and is considering other financing options to replace the New Credit Facility. There can be no assurances regarding the

Company’s ability to obtain additional financing or the successful completion of an amendment to the New Credit Facility. If the Company is not successful in amending or refinancing the New Credit Facility, the lenders will be entitled to pursue all rights available under the New Credit Facility in the event the Company does not meet the financial ratio covenants or the terms of other compliance covenants.

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

                The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment.  These loans are amortized over three to five years and bear interest at various rates ranging from 1.50% to 10.35%.  Proceeds received under this type of financing were approximately $1.1 million and $2.4 million for the nine-month periods ending June 30, 2001 and 2002, respectively, and borrowings outstanding under this type of financing at June 30, 2001 and 2002 were approximately $2.4 million and $3.7 million, respectively.

                The Company’s business requires significant capital expenditures.  Capital expenditures for the nine months ended June 30, 2001 and 2002 were approximately $7.5 million and $4.6 million, respectively, of which approximately $6.7 million and $4.4 million were for rental and demo equipment inventories.  The majority of the Company’s revenues are generated through the rental of automated lighting systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

The Company’s ability to fund its anticipated operating needs and capital expenditures for at least the next twelve months is subject to the amount of cash flow generated from operations and the Company’s ability to negotiate adequate borrowing capacity under an amendment to the New Credit Facility and to access additional cash through other financing sources or asset sales. The Company’s future operating results will depend on a number of factors, including the demand for the Company’s products and services, the Company’s ability to market, sell and support products, competition, the success of the Company’s research and development programs, the ability to achieve competitive and technological advances, general and economic conditions and other factors beyond the Company’s control. While the Company’s management believes that they will negotiate an amendment to the New Credit Facility or obtain additional cash through other financing sources, there can be no assurance that sufficient capital resources will be available to fund the Company’s business during or after the next twelve months.

Disclosure Regarding Forward-Looking Statements

This report includes “forward–looking statements” as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “could,” “may” and similar expressions, as they relate to management or the Company, are intended to identify forward–looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company: fluctuations in operating results and seasonality; the Company’s ability to market, sell and support products; technological changes; reliance on intellectual property; dependence on entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; dependence on key suppliers; dependence on manufacturing facility, customer demand and business and economic cycles; and changes in capital and financial markets, including the performance of companies listed on the Nasdaq National Market. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company does not believe that the market risks for the three- and nine-month periods ended June 30, 2002 substantially changed from those risks outlined for the year ended September 30, 2001 in the Company’s Form 10-K.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

                As of June 30, 2002, all balances outstanding under the New Credit Facility were classified as current due to the likelihood that the Company will not be able to meet all of the financial ratio covenants under this facility beginning on December 31, 2002. After further evaluation, management also believes that as of  March 31, 2002, it was unlikely that the Company was going to meet all of these covenants as of December 31, 2002. Therefore, the balances outstanding under the New Credit Facility as of March 31, 2002 should also have been classified as current. The Company’s management is currently negotiating an amendment to the New Credit Facility with modified financial covenants and is considering other financing options to replace the New Credit Facility. There can be no assurances regarding the Company’s ability to obtain additional financing or the successful completion of an amendment to the New Credit Facility. If the Company is not successful in amending or refinancing the New Credit Facility, the lenders will be entitled to pursue all rights available under the New Credit Facility in the event the Company does not meet the financial ratio covenants or the terms of other compliance covenants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.72	Deferred Compensation Termination Agreement, dated June 30, 2002, between the Company and H. R. Brutsche’ III
10.73	Deferred Compensation Termination Agreement, dated June 30, 2002, between the Company and John D. Maxson
10.74	Deferred Compensation Termination Agreement, dated June 30, 2002, between the Company and James H. Clark, Jr.
10.75	Deferred Compensation Termination Agreement, dated June 30, 2002, between the Company and J. Anthony Smith
10.76	Amendment No. 1, effective June 30, 2002, to the Consulting Agreement, dated as of July 1, 1995, between the Company and John D. Maxson
10.77	Termination of Consulting Agreement, dated June 30, 2002, between the Company and James H. Clark
10.78	Termination of Consulting Agreement, dated June 30, 2002, between the Company and J. Anthony Smith
10.79	Amendment No. 2, dated as of June 30, 2002, to the Employment Agreement, dated as of July 1, 1995 between the Company and H. R. Brutsche’ III
10.80

Assignment and Assumption Agreement of Amended and Split-Dollar Life Insurance,dated as of June 30, 2002, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the H. R. Brutsche’ III Insurance Trust, and H. R. Brutsche’ III

10.81

Assignment and Assumption Agreement of Amended and Restated Split-Dollar Life Insurance, dated as of June 30, 2002, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the H. R. Brutsche’ III Insurance Trust, and H. R. Brutsche’ III

10.82	Assignment and Assumption Agreement of Amended and Split-Dollar Life Insurance, dated as of June 30, 2002, among the Company, James Howard Cullum Clark, and James H. Clark, Jr.
10.83	Assignment and Assumption Agreement of Amended and Restated Split-Dollar Life Insurance, dated as of June 30, 2002, among the Company, James Howard Cullum Clark, and James H. Clark, Jr.
10.84

Assignment and Assumption Agreement of Amended and Restated Split-Dollar Life Insurance, dated as of June 30, 2002, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the John D. Maxson Irrevocable Trust, and John D. Maxson

10.85

Amendment No. 5, dated June 30, 2002, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association

(b) No reports on Form 8-K were filed for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARI-LITE INTERNATIONAL, INC.

Date:	August 15, 2002	By:	/s/ Jerome L. Trojan III
Vice President - Finance,
Chief Financial Officer, Treasurer
and Secretary (Principal Financial
and Accounting Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Vari-Lite International, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:  (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	August 15, 2002	By:	/s/ H.R. Brutsché III
H.R. Brutsché III
Chairman of the Board and Chief Executive Officer

Date:	August 15, 2002	By:	/s/ Jerome L. Trojan III
Jerome L. Trojan III
Vice President - Finance,
Chief Financial Officer, Treasurer
and Secretary