Form 10-K/A
period 2001-09-30
VARI LITE INTERNATIONAL INC
filed 2002-08-22
CIK 1033491

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-23159

Vari-Lite International, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2239444 (I.R.S. Employer Identification No.)
201 Regal Row, Dallas, Texas (Address of principal executive offices)	75247 (Zip Code)

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

EXPLANATORY NOTE

        Vari-Lite International, Inc. ("Vari-Lite" or the "Company") is amending its Annual Report on Form 10-K for the year ended September 30, 2001, to reflect the reclassification of certain expenses as operating expenses in its Consolidated Statement of Operations and Comprehensive Income or Loss and to make conforming changes in Items 6 and 7. In addition, the Company has revised the notes to its consolidated financial statements included in the report to provide additional information in Notes B and H and to add new Notes I, K and L.

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

	Year Ended September 30,
	1997	1998	1999	2000	2001
	(in thousands except per share data)
Income Statement Data:
Rental revenues	$66,095	$73,235	$78,520	$76,366	$55,597
Product sales and service revenues	24,563	15,141	13,012	17,322	17,466

Total revenues	90,658	88,376	91,532	93,688	73,063
Rental costs	26,746	33,172	39,557	35,990	25,534
Product sales and service costs	13,301	10,472	7,393	10,881	11,518

Gross profit	50,611	44,732	44,582	46,817	36,011
Selling, general and administrative expense	32,779	35,014	38,724	37,102	31,551
Research and development expense	6,657	6,690	5,586	5,152	5,260
Impairment of assets	—	3,542	—	3,850	—
Restructuring costs	—	1,080	600	—	—
Gains on lawsuit settlement and sale of leases	—	—	(500)	(3,993)	—
Gain on sale of concert sound reinforcement business	—	—	—	—	(7,100)

Operating income (loss)	11,175	(1,594)	172	4,706	6,300
Interest expense (net)	3,930	2,881	4,540	5,180	2,294

Income (loss) before taxes, extraordinary loss and cumulative effect of change in accounting principle	7,245	(4,475)	(4,368)	(474)	4,006
Income taxes (benefit)	2,916	(1,785)	(1,725)	(187)	1,556

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	4,329	(2,690)	(2,643)	(287)	2,450
Extraordinary loss from early extinguishment of debt	—	(737)	—	—	—
Cumulative effect of change in accounting principle	—	(195)	—	—	—

Net income (loss)	$4,329	$(3,622)	$(2,643)	$(287)	$2,450

Net income (loss) per basic share	$0.75	$(0.47)	$(0.34)	$(0.04)	$0.31
Net income (loss) per diluted share	$0.74	$(0.47)	$(0.34)	$(0.04)	$0.31
Cash dividends per share(1)	$0.18	$—	$—	$—	$—
Weighted average basic shares outstanding	5,799	7,712	7,800	7,800	7,800
Weighted average diluted shares outstanding	5,819	7,712	7,800	7,800	7,865
Other Data:
EBITDA(2)	$22,634	$11,921	$15,402	$18,547	$16,761
Net cash provided by operations	15,237	6,474	8,494	9,653	3,347
Net cash provided (used) by investing activities	(23,071)	(27,576)	(10,040)	4,314	9,054
Net cash provided (used) by financing activities	8,346	23,673	(2,181)	(10,284)	(12,334)
Capital expenditures	23,212	25,841	12,914	3,980	8,267
	As of September 30,
	1997	1998	1999	2000	2001
Balance Sheet Data:
Total assets	$96,704	$114,627	$107,700	$94,703	$80,218
Total long-term obligations	46,242	50,333	48,050	37,735	23,256
Stockholders' equity	27,541	44,704	43,235	41,748	45,327

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

        Rental revenues were $78.5 million, $76.4 million and $55.6 million or 85.8%, 81.5% and 76.1% of total revenues during fiscal 1999, 2000 and 2001, respectively. The majority of the Company's rental revenues are generated from VLPS' rental of VARI*LITE® automated lighting systems, with the remainder from the rental of conventional lighting equipment, related equipment and from the provision of services and, through November 2000, from the rental of concert sound systems. The Company's rental revenues are recorded as earned over the term of each lease. Rental costs consist of direct costs of maintaining, supporting and delivering the rental equipment and the depreciation costs of the capital expenditures incurred to manufacture or purchase the rental equipment. The Company depreciates rental equipment over periods of five to ten years.

        The Company generates sales revenue from the sale of VARI*LITE® automated lighting equipment as well as, through April 2001, providing design and production management services to corporations and business associations for conventions, business meetings and special events.

        The following table reflects the percentages of total revenues by market:

	Years Ended September 30,
	1999	2000	2001
Concert Touring	31.1%	26.9%	22.1%
Theatre	12.0	9.4	9.8
Television and Film	19.8	21.0	21.0
Corporate Events	26.4	25.5	21.0
Product Sales and Sales-Type Leases	7.9	13.4	20.0
Other	2.8	3.8	6.1

Total Revenue	100.0%	100.0%	100.0%

Although the Company expects revenues earned from concert touring (primarily rental revenues) to continue to represent a significant percentage of the Company's total revenues, from fiscal 1999 to fiscal 2001 concert touring revenues have decreased as a percentage of the Company's total revenues due to an increase in rental revenues generated from the Company's other customer markets, an increase in revenues from product sales and the sale in November 2000, of the Company's concert sound reinforcement business. The Company has experienced fluctuations in its concert touring revenues because of the unpredictable nature of the timing and duration of such tours and expects such fluctuations to continue in the future. The Company anticipates revenue from the theater market will continue to fluctuate with the development of new theatrical productions. Revenues earned from the television and film market have increased from fiscal 1999 to fiscal 2001 as a result of the expanding worldwide television market and the need to meet additional programming requirements. In addition, the Company has experienced an increase in revenues from the corporate events market as a result of an increasing number of companies that desire to create entertainment-like productions at company meetings and trade shows. The increase in product sales and sales-type leases from fiscal 1999 to fiscal 2001 is the result of the Company's strategic decision to begin selling VARI*LITE® products in fiscal 2000.

        The following table reflects the Company's revenues as a percentage of total revenues (see Note M of the "Notes to Consolidated Financial Statements") by geographic region:

	1999	2000	2001
North America	52.0%	60.9%	59.4%
Europe	35.3	28.0	25.7
Asia	12.7	11.1	14.9

Total Revenue	100.0%	100.0%	100.0%

        The majority of European and Asian revenues are denominated in British pounds sterling and Japanese yen, respectively. The Company has offices in London and Tokyo. Prior to their sale in July and October 2000, the Company also had offices in Brussels, Paris, Madrid, Stockholm and Amsterdam. Fluctuations in foreign currencies have impacted, and will continue to impact, the Company's consolidated results of operations due to the translation of foreign currencies into U.S. dollars. The Company has typically maintained foreign currency borrowings to act as an economic hedge against fluctuations in British pounds sterling and Japanese yen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Results of Operations

        The following table sets forth the percentages of total revenues (or as percentages of a component of total revenues as shown) represented by certain consolidated income statement data and other data for the indicated periods:

	Years Ended September 30,
	1999	2000	2001
Income Statement Data:
Rental revenues	85.8%	81.5%	76.1%
Product sales and service revenues	14.2	18.5	23.9

Total revenues	100.0	100.0	100.0
Rental costs	43.2	38.4	34.9
Product sales and service costs	8.1	11.6	15.8

Gross margin	48.7	50.0	49.3
Selling, general and administrative expense	42.3	39.6	43.2
Research and development expense	6.1	5.5	7.2
Impairment of assets	—	4.1	—
Restructuring costs	0.7	—	—
Gains on lawsuit settlement and sale of lease	(0.6)	(4.2)	—
Gain on sale of concert sound reinforcement business	—	—	(9.7)

Operating income	0.2	5.0	8.6
Interest expense (net)	5.0	5.5	3.1

Income (loss) before income taxes	(4.8)	(0.5)	5.5
Income tax expense (benefit)	(1.9)	(0.2)	2.1

Net income (loss)	(2.9)%	(0.3)%	3.4%

Other Data:
Rental revenues	100.0%	100.0%	100.0%
Rental costs	50.4	47.1	45.9

Rental gross margin	49.6%	52.9%	54.1%

Product sales and service revenues	100.0%	100.0%	100.0%
Product sales and service costs	56.8	62.8	65.9

Product sales and service gross margin	43.2%	37.2%	34.1%

EBITDA(1)	17.0%	19.8%	22.9%

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

        Product Sales and Services Revenues.    Although revenues generated from product sales and services increased in 2001 due, in part, to the sales of new and used VARI*LITE® automated lighting equipment, the increase was partially offset by the closing of the Company's corporate meeting and special events management business in April 2001 which had revenues of $6.7 million in fiscal 2000 and $3.7 million in fiscal 2001. This resulted in products sales and services revenues in fiscal 2001 being virtually unchanged from fiscal 2000.

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

        Product Sales and Services Revenues.    Product sales and services revenues increased 33.1%, or $4.3 million, to $17.3 million in fiscal 2000, compared to $13.0 million in fiscal 1999. This increase was primarily due to sales of new and used VARI*LITE® automated lighting equipment which increased $3.6 million from $10.4 million for fiscal 2000 compared to $6.8 million for fiscal 1999.

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

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased 4.2%, or $1.6 million, to $37.1 million in fiscal 2000, compared to $38.7 million in fiscal 1999. This expense as a percentage of total revenues decreased to 39.6% in fiscal 2000 from 42.3% in fiscal 1999. This decrease was primarily due to lower overhead costs as a result of the Company's restructuring efforts.

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

        Gains on Lawsuit Settlement and Sale of Lease.    In August 2000, the Company settled a patent infringement lawsuit for $5.0 million which resulted in a net gain of $1.7 million and also negotiated the sale of a building lease in New York which resulted in a net gain of $2.3 million in fiscal 2000. In December 1998, the Company canceled a land lease which resulted in a gain of $0.5 million in fiscal 1999.

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

	Quarters Ended
	December 31	March 31	June 30	September 30	Fiscal Year
	(In thousands)
Fiscal 1999
Total Revenues	$25,248	$23,170	$20,066	$23,048	$91,532
EBITDA	5,326	4,370	3,035	2,671	15,402
Operating income (loss)	1,466	347	(661)	(980)	172
Fiscal 2000
Total Revenues	$27,679	$20,719	$21,509	$23,781	$93,688
EBITDA	6,938	2,714	4,004	4,891	18,547
Operating income (loss)	3,362	(791)	549	1,586	4,706
Fiscal 2001
Total Revenues	$20,378	$18,337	$15,584	$18,764	$73,063
EBITDA	10,900	2,664	803	2,394	16,761
Operating income (loss)	8,229	115	(1,800)	(244)	6,300

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)  Financial Statements

          The Financial Statements listed below on page F-1 are filed as part of this Annual Report on Form 10-K.

        (b)  Financial Statement Schedule

Schedule	Description	Page
II	Valuation and Qualifying Accounts	S-1

        The auditors' report with respect to the above-listed financial statement schedule appears on page F-2 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable or not required, or the required information is included in the consolidated financial statements.

        (c)  No reports on Form 8-K were filed during the last quarter of the year ended September 30, 2001.

        (d)  Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 No. 333-33559)
3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 No. 333-33559)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock, dated September 22, 1999 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
4.1	Form of certificate representing shares of the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 No. 333-33559)
4.2	Warrant Agreement, dated as of July 31, 1996, among the Company, Brown Brothers Harriman & Co., NBD Bank, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) and Comerica Bank Texas (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 No. 333-33559)
4.3	Supplement, dated as of August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
4.4	Amendment No. 1, dated as of August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company and Brown Brothers Harriman & Co. (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
4.5	Amendment No. 1, dated as of August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company and Suntrust Bank, Atlanta (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)

4.6	Amendment No. 1, dated as of August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company and Comerica Bank-Texas (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
4.7	Amendment No. 1, dated as of August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company and The First National Bank of Chicago (as successor to NBD Bank) (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
4.8	Supplement, dated as of August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company, Brown Brothers Harriman & Co., the First National Bank of Chicago as successor to NBD Bank, Suntrust Bank, Comerica Bank-Texas, and Chase Bank of Texas, N.A. (CBT) (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
10.1	Employment Agreement, dated as of July 1, 1995, between the Company and H.R. Brutsché III (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.2	Amendment No. 1, dated as of August 11, 1997, to the Employment Agreement, dated as of July 1, 1995, between the Company and H.R. Brutsché III (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.3	Consulting Agreement, dated as of July 1, 1995, between the Company and J. Anthony Smith (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.4	Consulting Agreement, dated as of July 1, 1995, between the Company and John D. Maxson (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.5	Amendment No. 1, dated as of August 11, 1997, to the Consulting Agreement, dated as of July 1, 1995, between the Company and John D. Maxson (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.6	Consulting Agreement, dated as of July 1, 1995, between the Company and James H. Clark, Jr. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.7	Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and H. R. Brutsché III (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.8	Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and John D. Maxson (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.9	Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and James H. Clark, Jr. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.10	Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and J. Anthony Smith (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.11	Compensation Continuation Agreement, dated as of March 31, 1994, among the Company, Vari-Lite, Inc., Showco, Inc. and H. R. Brutsché III (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 No. 333-33559)

10.12	Compensation Continuation Agreement, dated as of March 31, 1994, among the Company, Vari-Lite, Inc., Showco, Inc. and John D. Maxson (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.13	Compensation Continuation Agreement, dated as of March 31, 1994, among the Company, Vari-Lite, Inc., Showco, Inc. and James H. Clark, Jr. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.14	Statement and Terms of Employment, dated as of April 1, 1994, between Vari-Lite Europe Ltd. and Brian L. Croft (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.15	Split-Dollar Agreement, dated as of October 12, 1995, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the H.R. Brutsché III Insurance Trust, and H. R. Brutsché III (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.16	Amended and Restated Split-Dollar Agreement, dated as of October 12, 1995, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the H.R. Brutsché III Insurance Trust, and H. R. Brutsché III (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 No. 333- 33559)
10.17	Amended and Restated Split-Dollar Agreement, dated as of October 12, 1997, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the John D. Maxson 1995 Irrevocable Trust, and John D. Maxson (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 No. 333- 33559)
10.18	Split-Dollar Life Insurance Agreement, dated as of October 12, 1995, among the Company, James Howard Cullum Clark and James H. Clark, Jr. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.19	Amended and Restated Split-Dollar Agreement, dated as of October 12, 1995, between the Company, James Howard Cullum Clark and James H. Clark, Jr. (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.20	Vari-Lite International, Inc. 1997 Omnibus Plan (including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement) (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.21	Vari-Lite International, Inc. Employees' Stock Ownership Plan (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.22	Vari-Lite International, Inc. Employees' Stock Equivalence Plan (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.23	Vari-Lite International, Inc. Annual Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.24	Employment Agreement, dated as of August 28, 1995, by and between the Company and James E. Kinnu (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.25	Severance Agreement, dated as of September 30, 1996, by and between the Company and James E. Kinnu (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.26	Ground Lease, dated as of December 21, 1995, among Brazos Beltline Development, Inc. and Vari-Lite, Inc., Showco, Inc., IGNITION! Creative Services, Inc., Concert Production Lighting, Inc. and Irideon, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 No. 333-33559)

10.27	Guaranty, dated as of December 21, 1995, by the Company (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.28	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.29	Agreement and Plan of Merger, dated as of August 27, 1997, between the Company and Vari-Lite Texas (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.30	International Swap Dealers Association, Inc. Master Agreement, dated as of November 23, 1993, between the Company and Brown Brothers, Harriman & Co. (along with confirmation of Interest Rate Swap Transaction) (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 No. 333- 33559)
10.31	International Swap Dealers Association, Inc. Master Agreement, dated as of September 13, 1996, between Vari-Lite, Inc. and SunTrust Bank, Atlanta (along with confirmations of Interest Rate Transactions) (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.32	Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997)
10.33	Amendment No.1, dated April 24, 1998 to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference 10.33 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)
10.34	Amendment No. 2, dated July 31, 1998 to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report for the quarterly period ended June 30, 1998)
10.35	Amendment No. 3, dated December 15, 1998 to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
10.36	Amendment No. 1, effective November 2, 1998, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and H.R. Brutsche? III (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
10.37	Amendment No. 1, effective November 2, 1998, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and John D. Maxson (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
10.38	Amendment No. 1, effective November 2, 1998, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and James H. Clark, Jr. (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report for the quarterly period ended December 31, 1998)
10.39	Amendment No. 1, effective November 2, 1998, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and J. Anthony Smith (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report for the quarterly period ended December 31, 1998)

10.40	Amendment No. 1, effective January 1, 1998, to the Vari-Lite International, Inc. Employees' Stock Ownership Plan dated September 27, 1995 (incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report for the quarterly period ended March 31, 1999)
10.41	Amendment No. 1, effective January 1, 1998, to the Vari-Lite International, Inc. Employees' Stock Ownership Trust dated September 27, 1995 (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report for the quarterly period ended March 31, 1999)
10.42	Amendment No. 4, dated April 1, 1999, to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report for the quarterly period ended March 31, 1999)
10.43	Temporary Waiver Agreement, dated August 12, 1999, to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report for the quarterly period ended June 30, 1999)
10.44	Rights Agreement, dated September 27, 1999, by and between the Company and Chase Mellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed September 22, 1999)
10.45	Amendment No. 5, dated August 25, 1999, to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
10.46	Amendment No. 6, dated January 11, 2000, to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
10.47	Share Purchase Agreement, dated October 26, 2000, between Vari-Lite International, Inc. and First Events B.V. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed November 13, 2000)
10.48	Asset Purchase Agreement, dated October 26, 2000, between Vari-Lite, Inc. and First Events B.V. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed November 13, 2000)
10.49	Asset Transfer Agreement, dated November 17, 2000, by and among Vari-Lite International, Inc., Showco, Inc. and Clearsho, LLC (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed December 4, 2000)
10.50	Equity Purchase Agreement, dated November 17, 2000 by and among Vari-Lite International, Inc., Showco, Inc., Clair Brothers Audio Enterprises, Inc. and Clair Acquisition Corp. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed December 4, 2000)
10.51	Financing Agreement, dated December 29, 2000, between Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.52	Security Agreement, dated December 29, 2000, between the Company and U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)

10.53	Guaranty Agreement, dated December 29, 2000, made by the Company in favor of U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.54	Patent, Trademark and License Security Agreement, dated December 29, 2000, between Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.55	Chattel Mortgage Facility Offer, dated November 9, 2000, between Vari-Lite Production Services Ltd. and Barclays Mercantile Business Finance Limited (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.56	Mortgage, dated November 23, 2000, between Vari-Lite Production Services Ltd. and Barclays Mercantile Business Finance Limited (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.57	Guarantee & Indemnity-Cross Border, dated November 23, 2000, between the Company and Barclays Mercantile Business Finance Limited on behalf of Vari-Lite Production Services, Ltd. (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.58	Employment Agreement, dated January 1, 2001, between the Company and T. Clay Powers (incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report for the quarterly period ended March 31, 2001)
10.59	Employment Agreement, dated January 1, 2001, between the Company and Jerome L. Trojan III (incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report for the quarterly period ended March 31, 2001)
10.60	Employment Agreement, dated July 11, 2001, between the Company and Robert H. Schacherl (incorporated by reference to Exhibit 10.60 to the Company's Quarterly Report for the quarterly period ended June 30, 2001)
10.61	Amendment No. 1, dated March 30, 2001, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report for the quarterly period ended June 30, 2001)
10.62	Amendment No. 2, dated June 30, 2001, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report for the quarterly period ended June 30, 2001)
10.63	Amendment No. 1 to the Vari-Lite International, Inc. 1997 Omnibus Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 No. 333-67664)
*10.64	Amendment No. 3, dated December 31, 2001, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association.
*10.65	Master Lease Purchase Agreement, dated September 27, 2001, between Vari-Lite Europe Ltd., formerly known as Vari-Lite Production Services, Ltd., and Barclays Mercantile Business Finance Limited.
*21.1	List of Company's Subsidiaries
*23.1	Consent of Deloitte & Touche, LLP

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas and State of Texas on the 22nd day of August, 2002.

VARI-LITE INTERNATIONAL, INC.
By:	/s/ H.R. BRUTSCHÉ III H.R. Brutsché III Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Vari-Lite International, Inc. (the "Company") on Form 10-K/A Amendment No. 1 for the fiscal year ended September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 22, 2002	By:	/s/ H.R. BRUTSCHÉ III H.R. Brutsché III Chairman of the Board and Chief Executive Officer
Date: August 22, 2002	By:	/s/ JEROME L. TROJAN III Jerome L. Trojan III Vice President-Finance, Chief Financial Officer, Treasurer and Secretary

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

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
December 31, 2001

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2000 and 2001

(In thousands except share data)

	2000	2001
ASSETS
CURRENT ASSETS:
Cash	$4,315	$3,686
Receivables, less allowance for doubtful accounts of $740 and $603	12,369	9,679
Inventory	13,695	15,388
Prepaid expense and other current assets	1,352	783

TOTAL CURRENT ASSETS	31,731	29,536
EQUIPMENT AND OTHER PROPERTY:
Lighting and sound equipment	123,210	103,032
Machinery and tools	5,678	3,578
Furniture and fixtures	5,089	4,207
Office and computer equipment	10,377	10,501
Work in progress and raw materials inventory	680	—

	145,034	121,318
Less accumulated depreciation and amortization	84,097	72,712

	60,937	48,606
OTHER ASSETS	2,035	2,076

TOTAL ASSETS	$94,703	$80,218

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,873	$8,079
Unearned revenue	3,272	1,201
Income taxes payable	82	146
Current portion of long-term obligations	19,599	4,893

TOTAL CURRENT LIABILITIES	33,826	14,319
LONG-TERM OBLIGATIONS	18,136	18,363
DEFERRED INCOME TAXES	993	2,209

TOTAL LIABILITIES	52,955	34,891
COMMITMENTS AND CONTINGENCIES (Note F)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares issued)	—	—
Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares issued; 7,800,003 shares outstanding)	785	785
Treasury Stock, at cost	(186)	(186)
Additional paid-in capital	25,026	25,026
Stockholder notes receivable	(19)	—
Accumulated other comprehensive income (loss)—foreign currency translation adjustment	(319)	791
Retained earnings	16,461	18,911

TOTAL STOCKHOLDERS' EQUITY	41,748	45,327

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,703	$80,218

See notes to consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30, 1999, 2000 and 2001

(In thousands except share data)

	1999	2000	2001
Rental revenues	$78,520	$76,366	$55,597
Product sales and services revenues	13,012	17,322	17,466

TOTAL REVENUES	91,532	93,688	73,063
Rental cost	39,557	35,990	25,534
Product sales and services cost	7,393	10,881	11,518

TOTAL COST OF SALES	46,950	46,871	37,052

GROSS PROFIT	44,582	46,817	36,011
Selling, general and administrative expense	38,724	37,102	31,551
Research and development expense	5,586	5,152	5,260
Impairment of assets	—	3,850	—
Restructuring costs	600	—	—
Gains on lawsuit settlement and sale of leases	(500)	(3,993)	—
Gain on sale of concert sound reinforcement business	—	—	(7,100)

TOTAL OPERATING EXPENSES	44,410	42,111	29,711

OPERATING INCOME	172	4,706	6,300
Interest expense (net)	4,540	5,180	2,294

INCOME (LOSS) BEFORE INCOME TAXES	(4,368)	(474)	4,006
Income tax expense (benefit)	(1,725)	(187)	1,556

NET INCOME (LOSS)	(2,643)	(287)	2,450
Other comprehensive income (loss)—foreign currency translation adjustment	1,122	(1,211)	1,110

COMPREHENSIVE INCOME (LOSS)	$(1,521)	$(1,498)	$3,560

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	7,800,003	7,800,003	7,800,003

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	7,800,003	7,800,003	7,864,850

PER SHARE INFORMATION
BASIC:
Net income (loss)	$(0.34)	$(0.04)	$0.31
DILUTED:
Net income (loss)	$(0.34)	$(0.04)	$0.31

See notes to consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended September 30, 1999, 2000 and 2001
(In thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock					Accumulated Other Comprehensive Income (Loss)
							Additional Paid-in Capital	Stockholder Notes Receivable	Stock Purchase Warrants		Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount						Total
BALANCE, OCTOBER 1, 1998	—	$—	7,845,167	$785	(45,164)	$(186)	$24,426	$(82)	$600	$(230)	$19,391	$44,704
Payments on stockholder notes receivable								52				52
Revaluation of stock warrants							600		(600)			—
Other comprehensive income—foreign currency translation adjustment										1,122		1,122
Net loss											(2,643)	(2,643)

BALANCE, SEPTEMBER 30, 1999	—	—	7,845,167	785	(45,164)	(186)	25,026	(30)	—	892	16,748	43,235
Payments on stockholder notes receivable								11				11
Other comprehensive income—foreign currency translation adjustment										(1,211)		(1,211)
Net loss											(287)	(287)

BALANCE, SEPTEMBER 30, 2000	—	—	7,845,167	785	(45,164)	(186)	25,026	(19)	—	(319)	16,461	41,748
Payments on stockholder notes receivable								19				19
Other comprehensive income—foreign currency translation adjustment										1,110		1,110
Net income											2,450	2,450

BALANCE, SEPTEMBER 30, 2001	—	$—	7,845,167	$785	(45,164)	$(186)	$25,026	$—	$—	$791	$18,911	$45,327

See notes to consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 1999, 2000 and 2001

(In thousands)

	1999	2000	2001
Cash flows from operating activities:
Net income (loss)	$(2,643)	$(287)	$2,450
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,230	13,841	10,461
Amortization of note discount and deferred loan fees	136	453	401
Provision for doubtful accounts	140	178	366
Impairment of assets	—	3,850	—
Gain on sale of lease	—	(2,251)	—
Deferred income taxes	(2,194)	(521)	1,216
Gain on sale of equipment and other property	(159)	(626)	131
Gain on sale of concert sound reinforcement business	—	—	(7,100)
Gains on sale of Brilliant Stages, cancellation of land lease and loss on sale of Dubai	(462)	—	—
Net change in assets and liabilities:
Accounts receivable	268	(130)	(111)
Inventory	(2,545)	(6,852)	(1,693)
Prepaid expenses	12	324	483
Other assets	1,668	2,583	(351)
Accounts payable, accrued liabilities and income taxes payable	(1,869)	(1,588)	(1,168)
Unearned revenue	912	679	(1,738)

Net cash provided by operating activities	8,494	9,653	3,347
Cash flows from investing activities:
Capital expenditures, including rental equipment	(12,914)	(3,980)	(8,267)
Acquisition of European companies, net of cash acquired	(1,192)	—	—
Proceeds from sale of European company, lawsuit settlement and sale of lease	—	4,714	—
Proceeds from sale of Irideon, Brilliant Stages and Dubai assets and cancellation of land lease	3,666	—	—
Proceeds from sale of concert sound reinforcement business	—	—	11,946
Proceeds from sale of European operations	—	—	5,258
Proceeds from sale of equipment	400	3,580	117

Net cash provided (used) by investing activities	(10,040)	4,314	9,054
Cash flows from financing activities:
Proceeds from issuance of debt	33,178	29,198	62,203
Principal payments on debt	(34,765)	(39,214)	(74,556)
Principal payments on distributor advances	(646)	(279)	—
Proceeds from payments on stockholder notes receivable	52	11	19

Net cash used by financing activities	(2,181)	(10,284)	(12,334)
Effect of exchange rate changes on cash and cash equivalents	1,858	(1,337)	(696)

Net increase (decrease) during the year	(1,869)	2,346	(629)
Cash, beginning of year	3,838	1,969	4,315

Cash, end of year	$1,969	$4,315	$3,686

Supplemental Cash Flow Information
Cash paid for interest expense	$3,958	$5,459	$2,374
Cash paid for income taxes	$821	$427	$96
Non-cash transactions:
Warrants revalued	$(600)	$—	$—

See notes to consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 1999, 2000 and 2001

(In thousands except share data)

NOTE A—ORGANIZATION:

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Use of Estimates

        The consolidated financial statements of Vari-Lite International, Inc. include the accounts of its wholly-owned subsidiaries which consist of operating and holding companies. The operating companies consist of Vari-Lite, Inc., Vari-Lite Asia, Inc. and Vari-Lite Production Services, Ltd.

        On September 23, 1999, the Company sold substantially all of the assets of its Dubai operation. On June 30, 2000, the Company sold its entire interest in Vari-Lite Production Services, S.A. and the VARI*LITE® equipment used in the operations for a loss of $650. On October 26, 2000, the Company sold its continental European operations. This transaction resulted in a pre-tax charge of $3,200 which included the write off of all the associated goodwill. All material intercompany transactions and balances have been eliminated. On November 17, 2000, the Company transferred substantially all of the assets of Showco, Inc. ("Showco") to Clearsho, Inc. ("Clearsho"), which assumed certain of Showco's contract liabilities, in exchange for the sole membership interest in Clearsho. On November 17, 2000, Showco sold 100% of its interest in Clearsho which resulted in a net pre-tax gain of $7,100. In April 2001, the Company closed IGNITION! Creative Services, Inc. ("Ignition"). Ignition provided design and production management services to corporations and business associations for conventions, business meetings and special events.

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

Long-Lived Assets

        As required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," the Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets' carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. See Note I for impairment of net assets held for sale.

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

Segment Reporting

        The Company operates in geographic segments located in North America, Europe and Asia. The Company markets its products and services to the entertainment industry, including concert touring, theatre, television and film and corporate events markets, through various media including, but not limited to, trade shows, trade advertising and direct marketing. The Company solicits business from lighting and set designers, other specifiers and consultants, artist managers, producers, production managers, end users and production companies, promoters, rental companies, corporations and business associations. No customer has accounted for more than 10% of the Company's revenues for at least the last three fiscal years. The Company does not rely on any major customer for a significant amount of its operation. See Note O for segment information.

NOTE C—INVENTORY:

        Inventory consists of the following:

	2000	2001
Raw materials	$12,341	$13,086
Work in progress	698	567
Finished goods	656	1,735

	$13,695	$15,388

NOTE D—OTHER ASSETS:

        Other assets consist of the following:

	2000	2001
Cash surrender value of officer and director life insurance	$977	$1,129
Patents and trademarks	263	231
Deferred financing costs	778	488
Other	885	561

	2,903	2,409
Less accumulated amortization	(868)	(333)

	$2,035	$2,076

NOTE E—LONG-TERM OBLIGATIONS:

        Long-term obligations expressed in U.S. dollars consist of the following:

	2000	2001
Revolving line of credit in U.S. dollars	$32,200	$2,916
Obligations under capital leases with interest at 2.3% to 10.35%, maturities through 2003	1,692	820
Term loans with interest at 1.6% to 9.3%	3,843	19,520

	37,735	23,256
Less current portion	(19,599)	(4,893)

	$18,136	$18,363

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

        Maturities of long-term obligations, including capital lease obligations, are approximately as follows:

2002	$4,893
2003	3,942
2004	13,757
2005	664
2006	—

$23,256

NOTE F—COMMITMENTS AND CONTINGENCIES:

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

NOTE G—STOCKHOLDERS' EQUITY:

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

	1999	2000	2001
Net income (loss)	$(3,200)	$(745)	$2,106
Basic and diluted net income (loss) per share	$(0.41)	$(0.10)	$0.27

        The weighted-average fair value of the individual options granted during fiscal 1999, 2000 and 2001 was estimated at $1.52, $0.47 and $0.40, respectively, on the date of grant. The fair values were determined using a Black-Scholes option pricing model with the following assumptions for 1999, 2000 and 2001:

	1999	2000	2001
Dividend yield	0	0	0
Volatility	30%	30%	30%
Risk-free interest rate	6%	6%	4%
Expected life	5 yrs.	5 yrs.	5 yrs.

        Under the plan, the total number of stock options that may be granted is 1,200,000. The price of the options granted pursuant to the plan are equal to the fair market value of the common stock on the date of grant. The options vest over a two month to five year period and expire after ten years from the date of grant.

	1999		2000		2001
	Options (000)	Weighted-Average Exercise Price	Options (000)	Weighted-Average Exercise Price	Options (000)	Weighted-Average Exercise Price
Outstanding—Beginning of year	556	$12.00	736	$4.58	658	$4.56
Granted	651	3.07	77	1.38	285	1.18
Exercised	—	—	—	—	—	—
Forfeited	(74)	7.91	(155)	3.08	(199)	8.66
Canceled or expired	(397)	11.87	—	—	—	—

Outstanding—End of year	736	4.58	658	4.56	744	2.16

Exercisable—End of year	33	12.61	195	5.97	219	3.05

        At September 30, 2001, exercise prices, number of options outstanding and remaining contractual life are shown in the following table:

	Outstanding		Exercisable
Exercise Price	Number (000)	Remaining Contractual Life (years)	Number (000)
$ 1.125	315	8.64	52
$ 1.200	30	9.78	—
$ 1.300	40	9.62	—
$ 1.375	68	8.19	13
$ 1.500	20	9.70	—
$ 3.750	268	6.24	152
$12.000	3	6.04	2

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

NOTE H—LEASES:

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

As Lessee

        The Company leases certain computers and equipment. The following is a summary of assets held under capital leases:

	2000	2001
Computers and equipment under capital leases	$3,664	$2,131
Less accumulated depreciation	(3,360)	(2,129)

Property under capital leases, net	$304	$2

        The Company also leases manufacturing facilities and office space. The future minimum lease payments as of September 30, 2001, including those which relate to capital leases which are included in long-term obligations, are as follows:

	Capital	Operating
Year one	$749	$2,795
Year two	125	2,579
Year three	—	2,194
Year four	—	1,927
Year five	—	1,759
Thereafter	—	4,587

Total minimum lease payments	874	$15,841

Less amount representing interest	(54)

Present value of net minimum lease payments	820
Less current portion	(697)

Long-term lease obligations	$123

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

NOTE I—IMPAIRMENT OF ASSETS AND NET ASSETS HELD FOR SALE:

        In fiscal 2000, the Company made the decision to sell its non-core continental European rental operations and Showco, which represented the Company's North American sound reinforcement business. On June 30, 2000, the Company sold its Madrid, Spain operations and related assets for $2,394. On October 26, 2000, the Company sold the remainder of its continental European rental operations and related assets for $7,974. These transactions resulted in a pre-tax loss of $3,850 which was recognized in fiscal 2000 as an impairment of net assets held for sale in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". On November 17, 2000, the Company sold its North American sound reinforcement business for $12,746, which resulted in a pre-tax gain of $7,100.

        At September 30, 2000, the Consolidated Balance Sheet included the following net assets held for sale, which represented the continental European rental operations and the North American sound reinforcement business:

ASSETS
CURRENT ASSETS:
Cash	$873
Receivables, less allowance for doubtful accounts	2,562
Prepaid expense and other current assets	87

TOTAL CURRENT ASSETS	3,522
EQUIPMENT AND OTHER PROPERTY:
Lighting and sound equipment	27,103
Machinery and tools	1,574
Furniture and fixtures	1,059
Office and computer equipment	532
Work in progress and raw materials inventory	680

30,948
Less accumulated depreciation and amortization	20,304

10,644
OTHER ASSETS	1,906

TOTAL ASSETS	$16,072

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,961
Unearned revenue	163
Income taxes payable	16
Current portion of long-term obligations	708

TOTAL CURRENT LIABILITIES	2,848
LONG-TERM OBLIGATIONS	1,153

TOTAL LIABILITIES	$4,001

NET ASSETS HELD FOR SALE	$12,071

        The Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended September 30, 2000, includes the following operating results from the continental European rental operations and the North American sound reinforcement business:

Rental revenues	$22,244
Product sales and services revenues	149

TOTAL REVENUES	22,393
Rental cost	12,281
Product sales and services cost	96

TOTAL COST OF SALES	12,377

GROSS PROFIT	10,016
Selling, general and administrative expense	6,012
Research and development expense	207

TOTAL OPERATING EXPENSES	6,219

OPERATING INCOME	3,797
Interest expense (net)	144

INCOME BEFORE INCOME TAXES	3,653
Income tax expense	1,443

NET INCOME	$2,210

NOTE J—RESTRUCTURING COSTS:

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

NOTE K—SALE OF BUILDING LEASE

        In August 2000, the Company sold the building lease for its New York office for $2,600, which resulted in a net gain of $2,300.

NOTE L—SETTLEMENT OF LAWSUIT

        In November 1998, the Company brought suit asserting a number of claims of infringement of several if its patents by Martin Gruppen A/S and Martin Professional A/S (collectively "Martin") seeking monetary damages and injunctive relief to prevent future patent infringement. In July 1999, the court entered a preliminary injunction prohibiting Martin from making, using, leasing or offering for sale or lease in the United States, or importing into the United States, certain products. In August 2000, the Company negotiated a settlement with Martin, the terms of which included a cash payment of $5,000 to the Company and authorization for Martin to continue to sell all existing products that were subject to the Company's patents. This settlement resulted in a net gain of $1,693 that was recognized in fiscal 2000.

NOTE M—INCOME TAXES:

        The provision (benefit) for income taxes consists of the following:

	1999	2000	2001
Current:
U.S. Federal	$—	$—	$70
State	8	4	15
International	461	330	255
Deferred:
U.S. Federal	(1,608)	(494)	84
State	(262)	(44)	7
International	(324)	17	1,125

Income tax expense (benefit)	$(1,725)	$(187)	$1,556

        A reconciliation of income taxes computed at the U.S. Federal statutory tax rate to the provision for income taxes is as follows:

	1999	2000	2001
Income tax expense (benefit) at U.S. Federal statutory rate	$(1,485)	$(161)	$1,362
International taxes	(126)	(47)	130
State taxes	(131)	(24)	10
Other	17	45	54

	$(1,725)	$(187)	$1,556

        Deferred income taxes reflect the net tax effects of deductible temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income taxes consists of the following:

	2000	2001
Deferred tax asset
Foreign tax credit carryover	$2,159	$2,531
Net operating loss carryover	4,031	1,089
Alternative minimum tax credit carryover	507	597
General business credits	636	780
Dividend from foreign operations	—	1,170
Accrued impairment costs—sale of European Operations	1,221	592
Other tax asset items	455	368
Capitalized costs	—	805
Vacation pay	—	305
Deferred tax liability
Depreciation	(9,463)	(9,438)
Other tax liability items	(282)	(215)

Total	(736)	(1,416)
Less: Valuation allowance	(257)	(793)

Net deferred income taxes	$(993)	$(2,209)

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

NOTE N—EMPLOYEE BENEFIT PLANS:

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

NOTE O—SEGMENT INFORMATION:

        In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operation segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Operating Officer ("COO"). The COO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in one industry segment. Information about the Company's operations for the fiscal years ended September 30, 1999, 2000 and 2001 is presented below:

	North America	Asia	Europe	Intercompany	Total
September 30, 1999:
Net Revenues from unaffliliated customers	$47,598	$11,668	$32,266	$—	$91,532
Intersegment sales	20,065	—	—	(20,065)	—

Total net revenues	67,663	11,668	32,266	(20,065)	91,532
Operating income (loss)	816	1,306	(1,950)	—	172
Depreciation and amortization	12,285	139	2,806	—	15,230
Total assets	93,747	7,585	15,386	(9,018)	107,700
September 30, 2000:
Net Revenues from unaffliliated customers	$57,004	$10,430	$26,254	$—	$93,688
Intersegment sales	19,668	251	1,139	(21,058)	—

Total net revenues	76,672	10,681	27,393	(21,058)	93,688
Operating income (loss)	4,057	(8)	657	—	4,706
Depreciation and amortization	11,654	182	2,005	—	13,841
Total assets	76,671	8,157	16,222	(6,347)	94,703
September 30, 2001:
Net Revenues from unaffliliated customers	$50,931	$8,782	$13,350	$—	$73,063
Intersegment sales	8,139	84	166	(8,389)	—

Total net revenues	59,070	8,866	13,516	(8,389)	73,063
Operating income (loss)	2,102	875	3,323	—	6,300
Depreciation and amortization	7,816	249	2,414	(18)	10,461
Total assets	62,267	8,963	18,048	(9,060)	80,218

NOTE P—RELATED PARTY TRANSACTIONS:

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

NOTE Q—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

        The following summarizes the unaudited quarterly results of operations for the years ended September 30, 1999, 2000 and 2001:

	Year Ended September 30, 1999
	December 31	March 31	June 30	September 30
Total Revenues	$25,248	$23,170	$20,066	$23,048
Operating income (loss)	1,466	347	(661)	(980)
Net income (loss)	242	(409)	(1,100)	(1,376)
Net income (loss) per basic and diluted share	0.03	(0.05)	(0.14)	(0.18)
Common stock price per share
High	4.750	4.250	2.813	2.125
Low	2.000	2.625	2.000	0.875
	Year Ended September 30, 2000
	December 31	March 31	June 30	September 30
Total Revenues	$27,679	$20,719	$21,509	$23,781
Operating income (loss)	3,362	(791)	549	1,586
Net income (loss)	1,272	(1,241)	(392)	74
Net income (loss) per basic and diluted share	0.16	(0.16)	(0.05)	0.01
Common stock price per share
High	1.688	4.000	2.750	1.500
Low	0.938	0.938	0.875	0.688
	Year Ended September 30, 2001
	December 31	March 31	June 30	September 30
Total Revenues	$20,378	$18,337	$15,584	$18,764
Operating income (loss)	8,229	115	(1,800)	(244)
Net income (loss)	4,403	(229)	(1,301)	(423)
Net income (loss) per basic and diluted share	0.56	(0.03)	(0.17)	(0.05)
Common stock price per share
High	2.500	2.250	2.000	1.540
Low	0.625	0.750	1.210	0.780

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

NOTE R—SUBSEQUENT EVENTS:

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

Schedule II

Vari-Lite International, Inc.

Valuation and Qualifying Accounts

For the Years Ended September 30, 1999, 2000 and 2001

(in thousands of dollars)

Description	Beginning Balance	Charged to Costs and Expenses	Write-offs and Discounts Allowed	Ending Balance
September 30, 1999
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	900	140	(320)	720
Allowance for excess and obsolete inventory	424	200	—	624
Allowance for foreign tax credits	544	—	—	544
September 30, 2000
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	720	178	(158)	740
Allowance for excess and obsolete inventory	624	—	(232)	392
Allowance for foreign tax credits	544	—	(287)	257
September 30, 2001
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	740	366	(503)	603
Allowance for excess and obsolete inventory	392	16	—	408
Allowance for foreign tax credits	257	536	—	793

S-1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
PART IV
SIGNATURES
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
INDEX TO FINANCIAL STATEMENTS CONSOLIDATED FINANCIAL STATEMENTS OF VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT
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