Form 10-Q/A
period 2002-03-31
VARI LITE INTERNATIONAL INC
filed 2002-11-25
CIK 1033491

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        Vari-Lite International, Inc. ("Vari-Lite" or the "Company") is amending its Quarterly Report on Form 10-Q for the three and six month periods ended March 31, 2002, to reflect the restatement of its financial statements for the reclassification of certain bank debt as current liabilities in its unaudited Condensed Consolidated Financial Statements. This reclassification is reflected in Part I, Item 1 on the Company's unaudited Condensed Consolidated Balance Sheet as of March 31, 2002 and in Note 8 to the unaudited Condensed Consolidated Financial Statements. The Company has also revised (1) Note 3 to its unaudited Condensed Consolidated Financial Statements in Part I, Item 1, (2) the Liquidity and Capital Resources section of Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and (3) Part II, Item 3, Default Upon Senior Securities, in order to provide additional information regarding this reclassification of debt.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

ASSETS

	September 30, 2001	March 31, 2002
		(As Restated, See Note 8)
CURRENT ASSETS:
Cash	$3,686	$1,673
Receivables, less allowance for doubtful accounts of $603 and $732	9,679	8,665
Inventory	15,388	15,960
Prepaid expense and other current assets	783	1,701

TOTAL CURRENT ASSETS	29,536	27,999
EQUIPMENT AND OTHER PROPERTY:
Lighting and sound equipment	103,032	104,690
Machinery and tools	3,578	3,573
Furniture and fixtures	4,207	4,565
Office and computer equipment	10,501	10,326

	121,318	123,154
Less accumulated depreciation and amortization	72,712	76,709

	48,606	46,445
OTHER ASSETS	2,076	1,946

TOTAL ASSETS	$80,218	$76,390

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,079	$9,566
Unearned revenue	1,201	867
Income taxes payable	146	328
Current portion of long-term obligations	4,893	17,408

TOTAL CURRENT LIABILITIES	14,319	28,169
LONG-TERM OBLIGATIONS	18,363	3,780
DEFERRED INCOME TAXES	2,209	1,399

TOTAL LIABILITIES	34,891	33,348
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares issued)	—	—
Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares issued; 7,800,003 shares outstanding)	785	785
Treasury Stock	(186)	(186)
Additional paid-in capital	25,026	25,026
Accumulated other comprehensive income (loss)—foreign currency translation adjustment	791	(231)
Retained earnings	18,911	17,648

TOTAL STOCKHOLDERS' EQUITY	45,327	43,042

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,218	$76,390

See notes to condensed consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2001 and 2002
(Unaudited)
(In thousands except share data)

	2001	2002
Rental revenues	$11,414	$10,451
Product sales and services revenues	6,923	4,161

TOTAL REVENUES	18,337	14,612
Rental cost	5,576	5,521
Product sales and services cost	4,234	2,499

TOTAL COST OF SALES	9,810	8,020

GROSS PROFIT	8,527	6,592
Selling, general and administrative expense	7,229	6,730
Research and development expense	1,183	954

TOTAL OPERATING EXPENSES	8,412	7,684

OPERATING INCOME (LOSS)	115	(1,092)
Interest expense (net)	491	251

LOSS BEFORE INCOME TAX	(376)	(1,343)
Income tax benefit	(147)	(531)

NET LOSS	(229)	(812)
Other comprehensive loss—foreign currency translation adjustments	(247)	(400)

COMPREHENSIVE LOSS	$(476)	$(1,212)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	7,800,003	7,800,003

PER SHARE INFORMATION
BASIC AND DILUTED:
Net loss	$(0.03)	$(0.10)

See notes to condensed consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2001 and 2002
(Unaudited)
(In thousands except share data)

	2001	2002
Rental revenues	$29,336	$21,570
Product sales and services revenues	9,379	9,817

TOTAL REVENUES	38,715	31,387
Rental cost	12,755	10,617
Product sales and services cost	6,226	6,123

TOTAL COST OF SALES	18,981	16,740

GROSS PROFIT	19,734	14,647
Selling, general and administrative expense	16,092	13,630
Research and development expense	2,398	2,494

TOTAL OPERATING EXPENSES	18,490	16,124

Gain on the sale of concert sound reinforcement business	7,100	—

OPERATING INCOME (LOSS)	8,344	(1,477)
Interest expense (net)	1,562	609

INCOME (LOSS) BEFORE INCOME TAX	6,782	(2,086)
Income tax expense (benefit)	2,608	(824)

NET INCOME (LOSS)	4,174	(1,262)
Other comprehensive income (loss)—foreign currency translation adjustments	561	(1,022)

COMPREHENSIVE INCOME (LOSS)	$4,735	$(2,284)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	7,800,003	7,800,003

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	7,871,165	7,800,003

PER SHARE INFORMATION
BASIC AND DILUTED:
Net income (loss)	$0.53	$(0.16)

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

        For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2001.

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

        On December 29, 2000, Vari-Lite, Inc. ("Vari-Lite"), entered a new credit facility (the "New Credit Facility"), which includes the $12,000 Term Loan, the $5,000 Revolver and the $3,000 Capital Expenditure Loan. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility). As of March 31, 2002, there was $2,259 outstanding under the Revolver. Prior to January 15, 2002, all outstanding borrowings under the New Credit Facility bore interest at the lender's base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively. Since January 15, 2002, all outstanding balances under the New Credit Facility bear interest at the lender's base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios, as amended on March 31, 2002. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2003. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

        As of March 31, 2002, all balances outstanding under the New Credit Facility were classified as current due to the likelihood, as determined by the Company's management, that the Company will not be able to meet the EBITDA, Net Worth, Leverage Ratio and Total Debt Service Ratio financial covenants under this facility for the period ending and as of December 31, 2002 and for future periods (See Note 8). The Company's management is currently negotiating an amendment to the New Credit Facility with modified financial covenants and is considering other financing options to replace the New Credit Facility. There can be no assurances regarding the Company's ability to obtain additional financing or the successful completion of an amendment to the New Credit Facility. If the Company is not successful in amending or refinancing the New Credit Facility, the lenders will be entitled to pursue all rights available under the New Credit Facility in the event the Company does not meet the financial ratio covenants or the terms of other compliance covenants.

        On November 23, 2000, September 27, 2001 and March 25, 2002, the Company's London subsidiary entered into British pounds sterling loans of 4,000 (USD 5,800), 500 (USD 727) and 400 (USD 570), respectively, with a U. K. bank (collectively, the "London Bank Loans".) The London Bank Loans accrue interest at the rate of 9.10%, 7.78% and 7.77% per annum, respectively, and amortize over 48 months, 60 months and 60 months, respectively. The London Bank Loans are secured by all of the assets of the Company's London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

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

5.    Segment Reporting

        The Company's chief operating decision maker is considered to be the Company's Chief Operating Officer ("COO"). The COO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company's operations for the three and six-month periods ended March 31, 2001 and 2002 is presented below:

	Three Months Ended
	North America	Asia	Europe	Intercompany	Total
March 31, 2001:
Net Revenues from unaffiliated customers	$14,679	$1,162	$2,496	$—	$18,337
Intersegment sales	1,724	3	(5)	(1,722)	—

Total net revenues	16,403	1,165	2,491	(1,722)	18,337
Operating income (loss)	216	(755)	654	—	115
Depreciation and amortization	1,898	44	607	—	2,549
Total assets	68,374	8,525	15,590	(8,780)	83,709
	Three Months Ended
	North America	Asia	Europe	Intercompany	Total
March 31, 2002:
Net Revenues from unaffiliated customers	$9,596	$1,873	$3,143	$—	$14,612
Intersegment sales	5,350	12	42	(5,404)	—

Total net revenues	14,946	1,885	3,185	(5,404)	14,612
Operating loss	(753)	(198)	(141)	—	(1,092)
Depreciation and amortization	2,002	53	560	—	2,615
Total assets	62,724	7,595	15,045	(8,974)	76,390
	Six Months Ended
	North America	Asia	Europe	Intercompany	Total
March 31, 2001:
Net Revenues from unaffiliated customers	$27,213	$5,330	$6,172	$—	$38,715
Intersegment sales	3,099	38	5	(3,142)	—

Total net revenues	30,312	5,368	6,177	(3,142)	38,715
Operating income	5,778	1,013	1,553	—	8,344
Depreciation and amortization	3,876	121	1,223	—	5,220
Total assets	68,374	8,525	15,590	(8,780)	83,709

	Six Months Ended
	North America	Asia	Europe	Intercompany	Total
March 31, 2002:
Net Revenues from unaffiliated customers	$19,113	$5,230	$7,044	$—	$31,387
Intersegment sales	7,490	17	42	(7,549)	—

Total net revenues	26,603	5,247	7,086	(7,549)	31,387
Operating income (loss)	(2,746)	703	566	—	(1,477)
Depreciation and amortization	3,975	99	1,145	—	5,219
Total assets	62,724	7,595	15,045	(8,974)	76,390

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

8.    Restatement

        Subsequent to the issuance of its unaudited Condensed Consolidated Financial Statements for the three and six month periods ended March 31, 2002, the Company's management determined that all balances outstanding under the New Credit Facility as of March 31, 2002 should have been classified as current due to the likelihood that the Company will not be able to meet the EBITDA, Net Worth, Leverage Ratio and Total Debt Service Ratio financial covenants under this facility for the period ending and as of December 31, 2002 and for future periods. As a result, the accompanying financial statements for the three and six months ended March 31, 2002, have been restated from the amounts previously reported. The effect of this restatement is an increase in the current portion of long-term obligations of $12,700 and a decrease in long-term obligations of $12,700.

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

        Product Sales and Services Revenues.    Product sales and services revenues decreased 39.9%, or $2.7 million, to $4.2 million in the three-month period ended March 31, 2002, compared to $6.9 million in the three-month period ended March 31, 2001. This decrease was primarily due to a $2.6 million decrease in revenue resulting from the closing of the Company's corporate meeting and special events management business in April 2001.

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

        Product Sales and Services Cost.    Product sales and services cost decreased 41.0%, or $1.7 million, to $2.5 million in the three-month period ended March 31, 2002, compared to $4.2 million in the three-month period ended March 31, 2001. This decrease was primarily due to the closing of the Company's corporate meeting and special events management business in April 2001. Product sales and services cost as a percentage of product sales and services revenues decreased to 60.1% in the three-month period ended March 31, 2002, from 61.2% in the three-month period ended March 31, 2001 as a result of the closing of the Company's corporate meeting and special events management business which had higher costs as a percentage of revenue.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased 6.9%, or $0.5 million, to $6.7 million in the three-month period ended March 31, 2002, compared to $7.2 million in the three-month period ended March 31, 2001. This decrease was due to the closing of the Company's corporate meeting and special events management business in April 2001, as well as expense reduction efforts undertaken in the first quarter of fiscal 2002. This expense as a percentage of total revenues increased to 46.1% in the three-month period ended March 31, 2002, from 39.4% in the three-month period ended March 31, 2001 as a result of decreased revenues.

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

        Product Sales and Services Revenues.    Product sales and services revenues increased 4.7%, or $0.4 million, to $9.8 million in the six-month period ended March 31, 2002, compared to $9.4 million in the six-month period ended March 31, 2001. This increase was due to a $4.1 million increase in sales of VARI*LITE® automated lighting equipment which was partially offset by a $3.7 million decrease in revenue due to the closing of the Company's corporate meeting and special events management business in April 2001.

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

        Product Sales and Services Cost.    Product sales and services cost decreased 1.7%, or $0.1 million, to $6.1 million in the six-month period ended March 31, 2002, compared to $6.2 million in the six-month period ended March 31, 2001. This decrease was due to a $2.5 million decrease in product sales and services cost associated with the closing of the Company's corporate meeting and special events management business in April 2001 offset by $2.4 million increase in cost of sales of VARI*LITE® automated lighting equipment. Product sales and services cost as a percentage of product sales and services revenues decreased to 62.4% in the six-month period ended March 31, 2002, from 66.4% in the six-month period ended March 31, 2001 as a result of improved manufacturing efficiencies and the closing of the Company's corporate meeting and special events management business which had higher costs as a percentage of revenue.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased 15.3%, or $2.5 million, to $13.6 million in the six-month period ended March 31, 2002, compared to $16.1 million in the six-month period ended March 31, 2001. This decrease was primarily due to the sale of the Company's concert sound reinforcement business in November 2000 and the closing of the Company's corporate meeting and special events management business in April 2001, as well as expense reduction efforts undertaken in the first quarter of fiscal 2002. This expense as a percentage of total revenues increased to 43.4% in the six-month period ended March 31, 2002, from 41.6% in the six-month period ended March 31, 2001 as a result of decreased revenues.

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

Liquidity and Capital Resources

        Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from customers. The Company's operating activities used cash flow of $1.1 million for the six-month period ended March 31, 2001 and generated cash flow of $4.2 million in the six-month period ended March 31, 2002.

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

        As of March 31, 2002, all balances outstanding under the New Credit Facility were classified as current due to the likelihood, as determined by the Company's management, that the Company will not be able to meet the EBITDA, Net Worth, Leverage Ratio and Total Debt Service Ratio financial covenants under this facility for the period ending and as of December 31, 2002 and for future periods. The Company's management is currently negotiating an amendment to the New Credit Facility with modified financial covenants and is considering other financing options to replace the New Credit Facility. There can be no assurances regarding the Company's ability to obtain additional financing or the successful completion of an amendment to the New Credit Facility. If the Company is not successful in amending or refinancing the New Credit Facility, the lenders will be entitled to pursue all rights available under the New Credit Facility in the event the Company does not meet the financial ratio covenants or the terms of other compliance covenants.

        On November 23, 2000, September 27, 2001 and March 25, 2002, the Company's London subsidiary entered into British pounds sterling loans of 4.0 million (USD 5.8 million), 0.5 million (USD 0.7 million) and 0.4 million (USD 0.6 million), respectively, with a U. K. bank (collectively, the "London Bank Loans".) The London Bank Loans accrue interest at the rate of 9.10%, 7.78% and 7.77% per annum, respectively, and amortize over 48 months, 60 months and 60 months, respectively. The London Bank Loans are secured by all of the assets of the Company's London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

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

        The Company's ability to fund its anticipated operating needs and capital expenditures for at least the next twelve months is subject to the amount of cash flow generated from operations and the Company's ability to negotiate adequate borrowing capacity under an amendment to the New Credit Facility or to access additional cash through other financing sources or asset sales. The Company's future operating results will depend on a number of factors, including the demand for the Company's products and services; the Company's ability to market, sell and support products; competition; the success of the Company's research and development programs; the Company's ability to achieve competitive and technological advances; general and economic conditions and other factors beyond the Company's control. While the Company's management believes that they will negotiate an amendment to the New Credit Facility or obtain additional cash through other financing sources, there can be no assurance that sufficient capital resources will be available to fund the Company's business during or after the next twelve months.

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

PART II OTHER INFORMATION

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        As of March 31, 2002, all balances outstanding under the New Credit Facility were classified as current due to the likelihood, as determined by the Company's management, that the Company will not be able to meet the EBITDA, Net Worth, Leverage Ratio and Total Debt Service Ratio financial covenants under this facility for the period ending and as of December 31, 2002 and for future periods. The Company's management is currently negotiating an amendment to the New Credit Facility with modified financial covenants and is considering other financing options to replace the New Credit Facility. There can be no assurances regarding the Company's ability to obtain additional financing or the successful completion of an amendment to the New Credit Facility. If the Company is not successful in amending or refinancing the New Credit Facility, the lenders will be entitled to pursue all rights available under the New Credit Facility in the event the Company does not meet the financial ratio covenants or the terms of other compliance covenants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

VARI-LITE INTERNATIONAL, INC.
Date: November 22, 2002	By:	/s/ JEROME L. TROJAN III Jerome L. Trojan III Vice President—Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, H.R. Brutsché III, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Vari-Lite International, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 22, 2002
/s/ H.R. BRUTSCHÉ III H.R. Brutsché III Chairman of the Board and Chief Executive Officer

        I, Jerome L. Trojan III, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Vari-Lite International, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 22, 2002
/s/ JEROME L. TROJAN III Jerome L. Trojan III Vice President—Finance, Chief Financial Officer, Treasurer and Secretary

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with Amendment No. 1 to the Quarterly Report of Vari-Lite International, Inc. (the "Company") on Form 10-Q/A for the quarterly period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 22, 2002
/s/ H.R. BRUTSCHÉ III H.R. Brutsché III Chairman of the Board and Chief Executive Officer
Date: November 22, 2002
/s/ JEROME L. TROJAN III Jerome L. Trojan III Vice President—Finance, Chief Financial Officer, Treasurer and Secretary

QuickLinks

EXPLANATORY NOTE
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
  PART II OTHER INFORMATION
  ITEM 3. DEFAULT UPON SENIOR SECURITIES
SIGNATURES
CERTIFICATIONS
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002