Form 10-Q/A
period 2002-06-30
VARI LITE INTERNATIONAL INC
filed 2002-11-25
CIK 1033491

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

EXPLANATORY NOTE

        Vari-Lite International, Inc. ("Vari-Lite" or the "Company") is amending its Quarterly Report on Form 10-Q for the three and nine month periods ended June 30, 2002, to reflect the restatement of its financial statements for the reclassification of the accrued reserve for excess, slow moving and obsolete inventory as a component of Cost of Sales in the Company's unaudited Condensed Consolidated Financial Statements. This reclassification is reflected in Part I, Item 1 on the Company's unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2002 and the nine months ended June 30, 2002 and in Note 9 to the unaudited Condensed Consolidated Financial Statements. The Company has also revised Results of Operations section of Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, as a result of the reclassification of this expense. Additionally, the Company has revised (1) Note 3 to its unaudited Condensed Consolidated Financial Statements in Part I, Item 1, (2) the Liquidity and Capital Resources section of Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and (3) Part II, Item 3, Default Upon Senior Securities, in order to provide additional information regarding the specific financial ratio covenants under the Company's New Credit Facility with respect to which the Company has determined there is a likelihood of not being able to meet for the period ending and as of December 31, 2002 and for future periods.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2001	June 30, 2002
ASSETS
CURRENT ASSETS:
Cash	$3,686	$1,991
Receivables, less allowance for doubtful accounts of $603 and $849	9,679	9,550
Inventory, less valuation allowance of $407 and $5,307	15,388	12,071
Prepaid expense and other current assets	783	2,015

TOTAL CURRENT ASSETS	29,536	25,627
EQUIPMENT AND OTHER PROPERTY:
Lighting and sound equipment	103,032	104,805
Machinery and tools	3,578	3,570
Furniture and fixtures	4,207	4,788
Office and computer equipment	10,501	10,523

	121,318	123,686
Less accumulated depreciation and amortization	72,712	78,692

	48,606	44,994
OTHER ASSETS	2,076	655

TOTAL ASSETS	$80,218	$71,276

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,284	$4,675
Accrued liabilities	3,795	3,960
Unearned revenue	1,201	1,769
Income taxes payable	146	27
Current portion of long-term obligations	4,893	18,229

TOTAL CURRENT LIABILITIES	14,319	28,660
LONG-TERM OBLIGATIONS	18,363	5,015
DEFERRED INCOME TAXES	2,209	—

TOTAL LIABILITIES	34,891	33,675
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares issued)	—	—
Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares issued; 7,800,003 shares outstanding)	785	785
Treasury Stock	(186)	(186)
Additional paid-in capital	25,026	25,026
Accumulated other comprehensive income—foreign currency translation adjustment	791	1,034
Retained earnings	18,911	10,942

TOTAL STOCKHOLDERS' EQUITY	45,327	37,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,218	$71,276

See notes to condensed consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)

For the Three Months Ended June 30, 2001 and 2002

(Unaudited)

(In thousands except share data)

	2001	2002
		(As Restated, See Note 9)
Rental revenues	$12,572	$10,007
Product sales and services revenues	3,012	5,578

TOTAL REVENUES	15,584	15,585
Rental cost	6,264	5,496
Product sales and services cost	1,892	3,887
Reserve for excess, slow moving and obsolete inventory	—	4,900

TOTAL COST OF SALES	8,156	14,283

GROSS PROFIT	7,428	1,302
Selling, general and administrative expense	7,910	6,840
Research and development expense	1,318	889
Write-off of receivables related to premiums paid under split-dollar life insurance policies	—	1,348

TOTAL OPERATING EXPENSES	9,228	9,077

OPERATING LOSS	(1,800)	(7,775)
Interest expense (net)	351	349

LOSS BEFORE INCOME TAX	(2,151)	(8,124)
Income tax benefit	(850)	(1,418)

NET LOSS	(1,301)	(6,706)
Other comprehensive income—foreign currency translation adjustment	118	1,265

COMPREHENSIVE LOSS	$(1,183)	$(5,441)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	7,800,003	7,800,003

PER SHARE INFORMATION
BASIC AND DILUTED:
Net loss	$(0.17)	$(0.86)

See notes to condensed consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended June 30, 2001 and 2002

(Unaudited)

(In thousands except share data)

	2001	2002
		(As Restated, See Note 9)
Rental revenues	$41,908	$31,577
Product sales and services revenues	12,391	15,395

TOTAL REVENUES	54,299	46,972
Rental cost	19,019	16,113
Product sales and services cost	8,118	10,011
Reserve for excess, slow moving and obsolete inventory	—	4,900

TOTAL COST OF SALES	27,137	31,024

GROSS PROFIT	27,162	15,948
Selling, general and administrative expense	24,002	20,470
Research and development expense	3,716	3,384
Gain on the sale of concert sound reinforcement business	(7,100)	—
Write-off of receivables related to premiums paid under split-dollar life insurance policies	—	1,348

TOTAL OPERATING EXPENSES	20,618	25,202

OPERATING INCOME (LOSS)	6,544	(9,254)
Interest expense (net)	1,913	957

INCOME (LOSS) BEFORE INCOME TAX	4,631	(10,211)
Income tax expense (benefit)	1,758	(2,243)

NET INCOME (LOSS)	2,873	(7,968)
Other comprehensive income—foreign currency translation adjustment	679	242

COMPREHENSIVE INCOME (LOSS)	$3,552	$(7,726)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	7,800,003	7,800,003

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	7,876,463	7,800,003

PER SHARE INFORMATION
BASIC:
Net income (loss)	$0.37	$(1.02)
DILUTED:
Net income (loss)	$0.36	$(1.02)

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

VARI-LITE INTERNATIONAL, INC. AND SUBSIDAIRIES

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

        In the three-month period ended June 30, 2002, an additional reserve of $4,900 was made for excess, slow moving and obsolete inventory primarily associated with repair and maintenance parts to support the Company's Series 200 and Series 300 automated lighting products.

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

        On December 29, 2000, Vari-Lite, Inc. ("Vari-Lite"), entered a new credit facility (the "New Credit Facility"), which includes the $12,000 Term Loan, the $5,000 Revolver and the $3,000 Capital Expenditure Loan. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility). As of June 30, 2002, there was $2,495 outstanding under the Revolver. Prior to January 15, 2002, all outstanding borrowings under the New Credit Facility bore interest at the lender's base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively. From January 15, 2002 through July 31, 2002, all outstanding balances under the New Credit Facility bore interest at the lender's base rate or LIBOR, plus a rate margin of 0.75% or 2.50%, respectively. Beginning August 1, 2002, all outstanding balances under the New Credit Facility bear interest at the lender's base rate or LIBOR, plus a rate margin ranging from 1.25% to 1.75% or 3.00% to 3.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios, as amended on June 30, 2002. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2003. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

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

5. Segment Reporting

        The Company's chief operating decision maker is considered to be the Company's Chief Operating Officer ("COO"). The COO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company's operations for the three and nine-month periods ended June 30, 2001 and 2002 is presented below:

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

8. Write-off of Receivables related to Premiums paid under Split-Dollar Life Insurance Policies

        On June 30, 2002, the Company and certain directors of the Company mutually agreed to terminate all of the outstanding deferred compensation and consulting agreements that existed between these parties. In addition, the Company has assigned all of its rights and obligations under split-dollar agreements with certain directors, including its obligation to pay future premiums on life insurance policies and the Company's interest in the collateral assignment of death benefits under those policies, to the respecive directors or their designees. Under the collateral assignment, the Company was entitled to recoup the cumulative premiums paid by the Company from the cash surrender value or death benefits under the policies. As a result of the assignment, the Company wrote-off $1,348 at June 30, 2002, which represented a receivable related to premiums paid by the Company. The cancellation of the deferred compensation and consulting agreements combined with reductions in directors fees and base compensation to the Company's CEO will result in annual cash savings of $596. Additionally, the assignment of the Company's obligations under the split-dollar life insurance agreements will result in additional cash savings of $757 that would have been due over the remaining term of those insurance policies.

9. Restatement

        Subsequent to the issuance of its unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended June 30, 2002, the Company's management determined that the reserve for excess, slow moving and obsolete inventory should have been classified as a component of cost of sales rather than operating expenses. As a result, the accompanying financial statements for the three and nine months ended June 30, 2002, have been restated from the amounts previously reported. The effect of this restatement is an increase in cost of sales and a decrease in operating expenses for the three and nine month periods ended June 30, 2002, of $4,900.

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

        Product Sales and Services Revenues.    Product sales and services revenues increased 85.2%, or $2.6 million, to $5.6 million in the three-month period ended June 30, 2002, compared to $3.0 million in the three-month period ended June 30, 2001. This increase was due to the increase in sales of VARI*LITE® automated lighting equipment which the Company commenced selling in fiscal 2000. Despite the weak economy, the Company's product sales business continued to grow due to increases in the number of products available for sale, good demand for the products internationally and increased sales and marketing efforts.

        Rental Cost.    Rental cost decreased 12.3%, or $0.8 million, to $5.5 million in the three-month period ended June 30, 2002, compared to $6.3 million in the three-month period ended June 30, 2001. However, rental cost as a percentage of rental revenues increased to 54.9% in the three-month period ended June 30, 2002, from 49.8% in the three-month period ended June 30, 2001. This increase was due to depreciation expense representing a higher percentage of revenues during the three-month period ended June 30, 2002 as a result of decreased revenues due to difficult economic conditions.

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

        Reserve for Excess, Slow Moving and Obsolete Inventory.    In the three-month period ended June 30, 2002, an additional reserve of $4.9 million was made for excess, slow moving and obsolete inventory primarily associated with repair and maintenance parts to support the Company's Series 200 and Series 300 automated lighting products, which are no longer produced by the Company but continue to be rented through the Company's rental operations. The Company considered this reserve necessary as a result of the decreased likelihood that these components will ultimately be consumed due to decreased rental revenues related to these lighting products during the three-month period ended June 30, 2002 and the market uncertainty regarding economic conditions.

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

        Write-off of Receivables Related to Premiums Paid under Split-Dollar Life Insurance Policies.    On June 30, 2002, the Company cancelled all consulting and deferred compensation agreements between the Company and certain directors of the Company. In addition, the Company has assigned all of its rights and obligations, under split-dollar agreements with certain directors, including its obligation to pay future premiums on life insurance policies and the Company's interest in the collateral assignment of death benefits under those policies, to the respective directors or their designees. Under the collateral assignment, the Company was entitled to recoup the cumulative premiums paid by the Company from the cash surrender value or death benefits under the policies. As a result of the assignment, the Company expensed receivables related to premiums paid under those policies of $1.3 million during the three-month period ended June 30, 2002. The cancellation of the deferred compensation and consulting agreements combined with reductions in directors fees and base compensation to the Company's CEO will result in annual cash savings of $0.6 million. Additionally, the assignment of the Company's obligations under the split-dollar life insurance agreements will result in additional cash savings of $0.7 million that would have been due over the remaining term of those insurance policies.

        Interest Expense.    Interest expense in the three-month period ended June 30, 2002 is unchanged from the three-month period ended June 30, 2001.

        Income Taxes.    The effective tax rates in the three-month periods ended June 30, 2002 and 2001 were 17.5% and 39.5%, respectively. The decrease in the effective tax rate during the three-month period ended June 30, 2002 is due to a reserve of $1.8 million established against the Company's deferred tax asset. The Company considered this reserve necessary due to the uncertainty of the Company's ability to ultimately utilize the benefit of the deferred tax asset as a result of past operating losses.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

        Revenues.    Total revenues decreased 13.5%, or $7.3 million, to $47.0 million in the nine-month period ended June 30, 2002, compared to $54.3 million in the nine-month period ended June 30, 2001. The revenue decrease was attributable primarily to the factors set forth below.

        Rental Revenues.    Rental revenues decreased 24.7%, or $10.3 million, to $31.6 million in the nine-month period ended June 30, 2002, compared to $41.9 million in the nine-month period ended June 30, 2001. This decrease was due to the weak economy combined with the ongoing effects of the September 11, 2001 attacks, as well as the sale of the Company's concert sound reinforcement business in November 2000, which accounted for $1.6 million in revenues in the nine-month period ended June 30, 2001.

        Product Sales and Services Revenues.    Product sales and services revenues increased 24.3%, or $3.0 million, to $15.4 million in the nine-month period ended June 30, 2002, compared to $12.4 million in the nine-month period ended June 30, 2001. This increase was due to a $6.7 million increase in sales of VARI*LITE® automated lighting equipment which the Company commenced selling in fiscal 2000. Despite the weak economy, the Company's product sales business continued to grow due to increases in the number of products available for sale, good demand for the products internationally and increased sales and marketing efforts. This increase was partially offset by a $3.7 million decrease in revenues due to the closing of the Company's corporate meeting and special events management business in April 2001.

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

        Product Sales and Services Cost.    Product sales and services cost increased 23.3%, or $1.9 million, to $10.0 million in the nine-month period ended June 30, 2002, compared to $8.1 million in the nine-month period ended June 30, 2001. This increase was due to a $4.4 million increase in cost of sales of VARI*LITE® automated lighting equipment offset by a $2.5 million decrease in product sales and services cost associated with the closing of the Company's corporate meeting and special events management business in April, 2001. Product sales and services cost as a percentage of product sales and services revenues decreased to 65.0% in the nine-month period ended June 30, 2002, from 65.5% in the nine-month period ended June 30, 2001.

        Reserve for Excess, Slow Moving and Obsolete Inventory.    In the nine-month period ended June 30, 2002, an additional reserve of $4.9 million was made for excess, slow moving and obsolete inventory primarily associated with repair and maintenance parts to support the Company's Series 200 and Series 300 automated lighting products, which are no longer produced by the Company but continue to be rented through the Company's rental operations. The Company considered this reserve necessary as a result of the decreased likelihood that these components will ultimately be consumed due to decreased rental revenues related to these lighting products during the nine-month period ended June 30, 2002 and the market uncertainty regarding economic conditions.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased 14.7%, or $3.5 million, to $20.5 million in the nine-month period ended June 30, 2002, compared to $24.0 million in the nine-month period ended June 30, 2001. This decrease was primarily due to the sale of the Company's concert sound reinforcement business in November 2000 and the closing of the Company's corporate meeting and special events management business in April 2001, as well as expense reduction efforts undertaken in the first and third quarters of fiscal 2002. This expense as a percentage of total revenues decreased to 43.6% in the nine-month period ended June 30, 2002, from 44.2% in the nine-month period ended June 30, 2001 as a result of the aforementioned expense reductions.

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

        Write-off of Receivables Related to Premiums Paid under Split-Dollar Life Insurance Policies.    On June 30, 2002, the Company cancelled all consulting and deferred compensation agreements between the Company and certain directors of the Company. In addition, the Company has assigned all of its rights and obligations, under split-dollar agreements with certain directors, including its obligation to pay future premiums on life insurance policies and the Company's interest in the collateral assignment of death benefits under those policies, to the respective directors or their designees. Under the collateral assignment, the Company was entitled to recoup the cumulative premiums paid by the Company from the cash surrender value or death benefits under the policies. As a result of the assignment, the Company expensed receivables related to premiums paid under those policies of $1.3 million during the nine-month period ended June 30, 2002. The cancellation of the deferred compensation and consulting agreements combined with reductions in directors fees and base compensation to the Company's CEO will result in annual cash savings of $0.6 million. Additionally, the assignment of the Company's obligations under the split-dollar life insurance agreements will result in additional cash savings of $0.7 million that would have been due over the remaining term of those insurance policies.

        Interest Expense.    Interest expense decreased 50.0%, or $1.0 million, to $0.9 million in the nine-month period ended June 30, 2002, compared to $1.9 million in the nine-month period ended June 30, 2001, as a result of reduced borrowings and lower interest rates in the nine-month period ended June 30, 2002, as well as interest income of $0.1 million from an income tax refund.

        Income Taxes.    The effective tax rates in the nine-month periods ended June 30, 2002 and 2001 were 22.0% and 38.0%, respectively. The decrease in the effective tax rate during the nine-month period ended June 30, 2002 is due to a reserve of $1.8 million established against the Company's deferred tax asset. The Company considered this reserve necessary due to the uncertainty of the Company's ability to ultimately utilize the benefit of the deferred tax asset as a result of past operating losses.

Liquidity and Capital Resources

        Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from customers. The Company's operating activities generated cash flow of $0.5 million and $3.0 million, respectively, in the nine-month periods ending June 30, 2001 and 2002.

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

        On December 29, 2000, Vari-Lite entered into the New Credit Facility which includes the $12.0 Term Loan, the $5.0 million Revolver and the $3.0 million Capital Expenditure Loan. The Term Loan and Capital Expenditure Loan amortize over 84 months (subject to a balloon payment on termination of the New Credit Facility as discussed below). Borrowings under the Revolver are subject to availability under a borrowing base of eligible inventory and accounts receivable (as defined in the New Credit Facility). As of June 30, 2002, there was $2.5 million outstanding under the Revolver. Prior to January 15, 2002, all outstanding borrowings under the New Credit Facility bore interest at the lender's base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively. Since January 15, 2002, all outstanding balances under the New Credit Facility bear interest at the lender's base rate or LIBOR, plus a rate margin ranging from 0.25% to 0.75% or 2.00% to 2.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). From January 15, 2002 through July 31, 2002, all outstanding balances under the New Credit Facility bore interest at the lender's base rate or LIBOR, plus a rate margin ranging of 0.75% or 2.00%, respectively. Beginning August 1, 2002, all outstanding balances under the New Credit Facility bear interest at the lender's base rate or LIBOR, plus a rate margin ranging from 1.25% to 1.75% or 3.00% to 3.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of Vari-Lite and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios, as amended on June 30, 2002. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on

December 31, 2003. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

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

        The Company's ability to fund its anticipated operating needs and capital expenditures for at least the next twelve months is subject to the amount of cash flow generated from operations and the Company's ability to negotiate adequate borrowing capacity under an amendment to the New Credit Facility and to access additional cash through other financing sources or asset sales. The Company's future operating results will depend on a number of factors, including the demand for the Company's products and services, the Company's ability to market, sell and support products, competition, the success of the Company's research and development programs, the ability to achieve competitive and technological advances, general and economic conditions and other factors beyond the Company's control. While the Company's management believes that they will negotiate an amendment to the New Credit Facility or obtain additional cash through other financing sources, there can be no assurance that sufficient capital resources will be available to fund the Company's business during or after the next twelve months.

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

VARI-LITE INTERNATIONAL, INC.
Date: November 22, 2002	/s/ JEROME L. TROJAN III Vice President—Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

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

Date: November 22, 2002
/s/ JEROME L. TROJAN III Jerome L. Trojan III Vice President—Finance, Chief Financial Officer, Treasurer and Secretary

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with Amendment No. 1 to the Quarterly Report of Vari-Lite International, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 22, 2002	/s/ H.R. BRUTSCHÉ III H.R. Brutsché III Chairman of the Board and Chief Executive Officer
Date: November 22, 2002	/s/ JEROME L. TROJAN III Jerome L. Trojan III Vice President—Finance, Chief Financial Officer, Treasurer and Secretary

QuickLinks

EXPLANATORY NOTE
VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands except share data)
VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the Three Months Ended June 30, 2001 and 2002 (Unaudited) (In thousands except share data)
VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the Nine Months Ended June 30, 2001 and 2002 (Unaudited) (In thousands except share data)
VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended June 30, 2001 and 2002 (Unaudited) (In thousands)
VARI-LITE INTERNATIONAL, INC. AND SUBSIDAIRIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In thousands except share data)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Results of Operations
  Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001
  Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001
  Liquidity and Capital Resources
  Disclosure Regarding Forward-Looking Statements
  PART II OTHER INFORMATION
  ITEM 3. DEFAULT UPON SENIOR SECURITIES
SIGNATURES
CERTIFICATIONS
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002