Form 10-K
period 2002-09-30
VARI LITE INTERNATIONAL INC
filed 2003-01-14
CIK 1033491

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-23159

Vari-Lite International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2239444 (I.R.S. Employer Identification No.)
201 Regal Row, Dallas, Texas (Address of principal executive offices)	75247 (Zip Code)

Registrant's telephone number including area code: (214) 630-1963

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.10 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant on January 9, 2003 was $6,022,372. As of that date, 7,800,003 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement for its annual meeting of stockholders to be held on March 7, 2003.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended September 30, 2002

PART I

Item 1. Business

General

        The Company is a leading worldwide professional lighting rental and production company. The Company distributes lighting systems and provides services primarily to the entertainment industry, serving such markets as concert touring, theater, television and film and corporate events.

        The Company's predecessor was incorporated in 1988 in the State of Texas as a holding company for operations, which began in 1981 and was reincorporated in the State of Delaware in 1997. During 2003, the Company expects to be renamed "VLPS Lighting Services International, Inc." The Company's principal executive offices are located at 201 Regal Row, Dallas, Texas 75247 and its telephone number is (214) 630-1963.

Operations

Rental Operations

        The Company's rental operations offer complete lighting packages that include a wide variety of automated and conventional lighting and rigging equipment, including numerous types of lighting fixtures, or "luminaires," and control consoles, large search lights, automatic gel scrollers, trusses, motors, dimmers, smoke machines, power and control signal distribution equipment and cables. The Company specializes in an extensive line of VARI*LITE® automated spot and wash luminaires. Spot luminaires create a hard-edged, crisp beam which can be used for precisely focused illumination and visual effects, as well as for projecting custom light images and designs through the use of "gobos", designs etched into a piece of glass or cut into a piece of metal through which a light beam is directed to create an image. Wash luminaires project a soft-edge light beam for even illumination of objects and areas. The Company rents the following VARI*LITE automated lighting products:

        Series 200™ Luminaires.    The Series 200 luminaires consist of the VL2C™ spot luminaire and VL4™ wash luminaire. The VL2C spot luminaire can change light color in one-tenth of a second and can produce more than 120 separate light colors. The VL4 luminaire's color changing system allows the user to select 30 preset and 160 programmable colors from thousands of available colors and to change these colors in less than three-tenths of a second, or program the system for timed color cross-fades. In addition, the VL4 luminaire features precisely timed control of light intensity, including the ability to instantaneously turn the light fixture on and off. Continuous adjustment of diffusion and beam angle provides enhanced control of the beam shape.

        Series 300™ Luminaires.    The Series 300 luminaires are virtually silent, light weight automated lighting instruments with sophisticated color changing features. The Series 300 luminaires includes the VL5™, VL5Arc™ and VL5B™ wash luminaires, and the VL6™, VL6B™, VL6C™, VL7™ and VL7B™ spot luminaires. The VL5 luminaire is lighter than the VL4 luminaire, and its cold-mirror reflector both eliminates the need for noisy cooling fans and reduces the amount of heat the lights emit onto the stage. Color changes for the VL5 are controlled by a system that allows color cross-fades in as little as seven-tenths of a second and interchangeable lenses work with an internal diffusing mechanism to provide a wide variety of beam sizes and shapes. The VL5Arc luminaire uses a 575 watt arc source rather than the 1000 watt tungsten source used in the VL5 luminaire. The VL5B luminaire uses the same tungsten source as the VL5 luminaire, but contains a different color palate. The VL6 spot luminaire is the companion to the VL5 wash luminaire, and uses a 400 watt arc lamp and has two interchangeable 12-position wheels of dichroic color filters and gobos for split second color and image changes and multi-color beams. The VL6B spot luminaire adds a 3:1 zoom optics system and two fixed 11-position wheels for interchangeable dichroic color and gobo selections, as well as one five-position rotating wheel for gobos or effects to the VL6 luminaire. The VL6C luminaire has the same features as the VL6B luminaire, except it contains a 700 watt arc lamp. The VL7 spot luminaire has a revolutionary collection optics system that produces a bright beam and provides an 8:1 zoom. Other features of the VL7 include full color spectrum crossfades with unparalleled precision and repeatability via the unique CVF™ System, strobe, image morphing and fixed and rotating gobos. The VL7B spot luminaire adds a four frame shuttering system to the VL7 fixture.

        Series 1000™ Ellipsoidal Reflector Spotlight.    The VL1000™ ERS is the only automated version of one of the most popular lighting tools in use today, the ellipsoidal reflector spotlight. There are currently four versions of the VL1000 ERS that combine either a tungsten or arc lamp source with the absence or presence of automated shutters. Features of the VL1000 ERS include CYM color mixing, five rotating and indexing gobo positions, zoom optics with an imaging range from 19° to 36° and a non-imaging zoom range out to a 70° beam field, pan and tilt capability and an optional beam size iris. Another unique feature of the VL1000 ERS is a variable diffusion mechanism to soften the edges of the beam or image all the way out to a total wash beam. This allows the same fixture to function as a spot or a wash luminaire. The VL1000 ERS offers a unique optical system which enables this luminaire to be the only automated spotlight to utilize a tungsten source to produce professional level output at the popular 3200°K color temperature. As such, the VL1000 ERS can be used for applications traditionally dominated by conventional lighting fixtures. The tungsten lamp versions of the VL1000 ERS produce approximately 10,000 lumens of output which can be controlled using traditional remote dimmers or an optional internal dimmer. The 575 watt arc lamp versions of the VL1000 ERS produce over 15,000 lumens of output at a 5600°K color temperature and include mechanical dimming and an external arc power supply.

        Series 2000™ Luminaires.    The Series 2000 luminaires consist of the VL2000™ spot luminaire, the VL2000™ wash luminaire and the VL2416™ wash luminaire. The VL2000 spot luminaire is small, lightweight and virtually silent and offers the same features as the VL6C luminaire but also features an upper enclosure that houses the control electronics, as well as a power factor corrected arc power supply for a 700 watt lamp. The VL2000 wash luminaire is identical in configuration and size to the VL2000 spot luminaire and features an innovative zoomable beam spreading optics system which can provide accurate, repeatable control of the beam. The VL2000 wash luminaire includes three color wheels for smooth, full spectrum color crossfades as well as a fixed color wheel for rapid, "snap" color changes. Smooth dimming and strobe effects are also permitted. Like the VL2200™ spot luminaire, the Series 2000 wash luminaires include an upper enclosure that houses the control electronics, as well as a power factor corrected arc power supply for the lamp. The VL2416 wash luminaire features a 1200 watt arc lamp and the same zoomable beam spreading optics offered in the VL2000 wash luminaire. A rotatable, indexable front lens assembly that accepts standard PAR 64 lenses can be used for many unique beam effects. The DICHRO*TUNE™ radial color changer employs enhanced dichroic color filters to produce smooth, full spectrum color crossfades as well as very quick color changes. An internal douser allows intensity control as well as strobe effects.

        Series 3000™ Luminaires.    The Series 3000 luminaires were introduced in September, 2002, and are expected to be available to the market during the first half of 2003. The Series 3000 luminaires consist of the VL3000™ spot luminaire and the VL3000™ wash luminaire. Both luminaires feature an upper enclosure that houses the control electronics, as well as a power factor corrected arc power supply for a 1200 watt lamp. The VL3000 spot luminaire includes three color wheels for smooth, full spectrum color crossfades as well as a fixed color wheel for rapid, "snap" color changes, variable color temperature correction, two rotating gobo wheels, one rotating effects wheel, a beam size iris, a mechanical dimmer, an extremely fast strobe mechanism and an optical system that provides a 6:1 zoom range. The VL3000 wash luminaire is identical in configuration and size to the VL3000 spot luminaire, except the gobo and effects wheels and beam size iris have been removed and the optics have been configured to achieve a 10:1 zoom range using the same beam control optics system offered in the Series 2000 wash luminaires.

        All of the VARI*LITE luminaires will operate from the various line voltages around the world and are compatible with industry standard DMX-512 control consoles as well as proprietary VARI*LITE control consoles.

        Virtuoso™ Control Console.    The Virtuoso control console was designed to control VARI*LITE luminaires, DMX automated lights and conventional fixtures. The console is capable of controlling up to 2,000 luminaires with up to 10,000 cues per channel, depending on the types of luminaires being used, and includes an advanced, 3-D graphical interface that allows users to have a real-time view of system status and performance. The 3-D graphical interface can also be used to program cues while the luminaires are off-line to maximize programming efficiency for busy production environments or for pre-production work before the actual lighting system is available. Multiple Virtuoso consoles can be connected and programmed simultaneously, a major advantage in very large productions or when time is very limited. Advance fiber optic connections are provided for maximum performance. The Virtuoso DX™ console offers all of the performance and features as the original Virtuoso console in a much smaller, less expensive platform. The Virtuoso DX console connects directly into the lighting system with either traditional network wiring or with the same advanced fiber optics used in the Virtuoso console. The Virtuoso DX console also offers the additional advantage of outputting eight universes of DMX-512 control directly from the console. This allows the console to be used with equal ease with VARI-LITE luminaries, DMX automated lights or conventional fixtures. The Company's Visionary 3D™ software package allows users to create actual Virtuoso cues and showfiles, using the 3-D graphical interface, without the presence of a console or lighting system, using only a personal computer. These showfiles can then be transported to the Virtuoso or Virtuoso DXconsole for use with the lighting system.

        In addition to the automated and conventional equipment provided by the Company, the Company uses a unique stackable, plastic injection-molded storage case for transporting its equipment. The case is custom-designed to protect VARI*LITE equipment and lasts longer than other cases, thereby reducing transportation costs. To complement the integrated product packages, customers can utilize the VLPS CAD/WYSIWYG studio facilities to assist with pre- and post-production design work. In addition, the Company provides trained personnel to operate its automated lighting systems and offers training courses, maintenance and other related production services.

        The Company emphasizes the quality and reliability of its products and services and, accordingly, submits all products to vigorous testing after termination of each rental agreement. The Company uses an inventory control and management system to locate its rental equipment at all times anywhere in the world. Each piece of equipment is assigned a serial number for identification purposes. Equipment utilization is monitored at the Company's headquarters to determine which products are in highest demand in various geographic markets and whether certain equipment should be relocated to increase utilization and revenue, whether product shortages exist, whether current pricing is at the appropriate level, and whether excess quantities exist that may be sold. The maximum utilization rates of the Company's rental equipment are affected by production scheduling requirements of the customers' various markets. Utilization rates are also impacted by the quantity of inventory, maintenance requirements and shipping time. The Company's inventory control system helps the Company optimize its utilization rates in light of these factors in order to satisfy customer requirements, maximize revenue and optimize equipment levels.

Sales Operations

        On November 18, 2002, the Company sold its manufacturing and sales division to Genlyte Thomas Group LLC ("Genlyte"). The sale included all of the sales, marketing, manufacturing and engineering operations associated with this division, as well as the VARI*LITE® trademark and all patents and other intellectual property associated with VARI*LITE products. As part of this transaction, the Company entered into a supply agreement, pursuant to which Genlyte agreed to manufacture and sell to the Company, for a minimum of ten years, all VARI*LITE equipment and parts to support existing and future

VARI*LITE products and appointed the Company as the exclusive distributor of VARI*LITE products in Europe and Japan and a non-exclusive dealer in North America.

Marketing, Sales and Distribution

        The Company operates through its offices located in New York, Los Angeles, Nashville, Orlando, Las Vegas, London and Tokyo. The Company markets its products and services to the entertainment industry, including concert touring, theatre, television and film and corporate events markets, through various means including, but not limited to, trade shows, trade advertising and direct marketing. The Company solicits business from lighting and set designers, other specifiers and consultants, artist managers, producers, production managers, end users and production companies, promoters, rental companies, corporations and business associations. The Company believes that its quality products, reputation, customer relationships, worldwide distribution capability and excellent service are the keys to its success. No customer has accounted for more than 10% of the Company's revenues for at least the last three fiscal years.

        The Company relies heavily on its reputation for quality service, which is enhanced by its high visibility projects and customers. The Company reinforces this reputation by occasionally advertising in trade and specialty magazines. Although most of the Company's business is procured through a bidding process, the Company believes that competition for both sales and rental of lighting equipment is based on expertise, quality, price, reputation and full service capabilities.

Research and Development; Intellectual Property

        A substantial portion of the Company's research and development capabilities and all of its intellectual property was sold to Genlyte on November 18, 2002. The Company's remaining research and development group consists of six engineers and technicians, who continue to support and improve existing products and develop new technology to meet the needs of its customers. In the fiscal years ended September 30, 2000, 2001 and 2002, the Company's research and development expenditures totaled $5.2 million, $5.3 million and $4.3 million, respectively.

Competition

        The lighting industry is highly competitive. The Company primarily competes with Production Resource Group, PLC and many other automated and conventional lighting rental companies. Competitive factors primarily include reputation, product capabilities, quality, reliability, price, worldwide distribution, full service capabilities, brand name recognition and customer service and support. The VARI*LITE brand name has been recognized for years as the preeminent brand name for automated lighting and the Company has the largest inventory of VARI*LITE products in the world and has more experience than any of its competitors in renting, selling, operating and supporting VARI*LITE automated lighting products.

Employees

        The Company has 237 full-time employees. In addition, the Company has 93 part-time and temporary employees. None of the Company's employees is a party to any collective bargaining agreement and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be good.

Item 2. Properties

        The Company leases all of its facilities, including one facility comprising approximately 60,000 square feet in Dallas, Texas under a lease that expires in April 2003. The Dallas facility contains the Company's executive offices, maintenance and research and development facilities. Due to the sale of the Company's manufacturing and sales division to Genlyte, the Company expects the Dallas facility to be relocated into an office and warehouse facility with approximately 13,300 square feet, in April 2003, pursuant to a lease which expires in April 2007. The executive offices and warehouse space of Vari-Lite Europe, Ltd. are located in London, England in one facility comprising approximately 57,000 square feet under a lease that expires in April 2010. The executive offices of Vari-Lite Asia, Inc. as well as its technical center, are located in Tokyo in two facilities aggregating approximately 23,300 square feet, under leases which expire in February 2005 and November 2004, respectively. The Company also leases office and warehouse space in New York and Los Angeles of 35,300 and 58,000 square feet, respectively, under leases which expire in August 2010 and April 2004, respectively. In addition, the Company leases sales offices in Las Vegas, Nashville and Orlando. The Company believes it maintains generally adequate insurance with respect to its properties.

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

        Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock trades on the Nasdaq National Market under the symbol "LITE." The Company consummated its initial public offering of Common Stock on October 16, 1997. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market:

	Price Range
	High	Low
Fiscal Year 2001
First Quarter	$2.500	$0.625
Second Quarter	$2.250	$0.750
Third Quarter	$2.000	$1.210
Fourth Quarter	$1.540	$0.780
Fiscal Year 2002
First Quarter	$1.350	$0.940
Second Quarter	$1.850	$1.010
Third Quarter	$1.790	$1.000
Fourth Quarter	$1.460	$0.810
Fiscal Year 2003
First Quarter	$1.340	$0.920
Second Quarter (through January 9, 2003)	$1.330	$1.130

        There were 74 stockholders of record of Common Stock on January 9, 2003.

        Since 1997, the Company has not paid any cash dividends. The Company may in the future use earnings or available financing to pay cash dividends. Currently, the payment of cash dividends is limited under the terms of the amended New Credit Facility (as hereinafter defined). The payment of cash dividends is subject to the determination and declaration by the Company's Board of Directors and depends on a number of factors, including future earnings, results of operations, financial condition, capital requirements, any contractual restrictions, general economic conditions and other factors that the Company's Board of Directors deems relevant. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. See "Liquidity and Capital Resources".

Equity Compensation Plan Information

        The following table sets forth information about the Common Stock that may be issued upon exercise of options, warrants and rights under all of the Company's equity compensation plans as of September 30, 2002, including the Vari-Lite International, Inc. 1997 Omnibus Plan, as amended. The Company's stockholders have approved this plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	719,200	$2.182	480,800
Equity compensation plans not approved by security holders(1)	296,057	$3.75	—

Total	1,015,257	$2.639	480,800

(1)
Represents shares of Common Stock that may be issued pursuant to warrants issued by the Company to the Company's lenders.

        The material features of the warrants referenced in footnote (1) above are as follows:

        In connection with the Company's Old Credit Facility (as hereinafter defined), the Company issued warrants to purchase up to 296,057 shares of Common Stock at $3.75 per share. The terms of the warrants also provide for registration rights and adjustments to the price and number of shares in certain circumstances. The warrants expire on December 31, 2004 and as of September 30, 2002, no warrants had been exercised.

Item 6. Selected Consolidated Financial Data

        The following selected consolidated financial data for the Company as of and for each of the five fiscal years in the period ended September 30, 2002, have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this report.

	Year Ended September 30,
	1998	1999	2000	2001	2002
	(in thousands except per share data)
Income Statement Data:(1)
Rental revenues	$73,235	$78,520	$76,366	$55,597	$44,092
Product sales and service revenues	15,141	13,012	17,322	17,466	21,983

Total revenues	88,376	91,532	93,688	73,063	66,075
Rental costs	33,172	39,557	35,990	25,534	22,027
Product sales and service costs	10,472	7,393	10,881	11,518	14,891
Reserve for excess, slow moving and obsolete inventory	—	—	—	—	4,900

Gross profit	44,732	44,582	46,817	36,011	24,257
Selling, general and administrative expense	35,014	38,724	37,102	31,551	27,120
Research and development expense	6,690	5,586	5,152	5,260	4,287
Impairment of assets	3,542	—	3,850	—	3,500
Restructuring costs	1,080	600	—	—	—
Gains on lawsuit settlement and sale of lease	—	(500)	(3,993)	—	—
Gain on sale of concert sound reinforcement business	—	—	—	(7,100)	—
Write-off of receivables related to premiums paid under split-dollar life insurance	—	—	—	—	1,348

Operating income (loss)	(1,594)	172	4,706	6,300	(11,998)
Interest expense (net)	2,881	4,540	5,180	2,294	1,614

Income (loss) before taxes, extraordinary loss and cumulative effect of change in accounting principle	(4,475)	(4,368)	(474)	4,006	(13,612)
Income taxes (benefit)	(1,785)	(1,725)	(187)	1,556	(1,276)

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(2,690)	(2,643)	(287)	2,450	(12,336)
Extraordinary loss from early extinguishment of debt	(737)	—	—	—	—
Cumulative effect of change in accounting principle	(195)	—	—	—	—

Net income (loss)	$(3,622)	$(2,643)	$(287)	$2,450	$(12,336)

Net income (loss) per basic share	$(0.47)	$(0.34)	$(0.04)	$0.31	$(1.58)
Net income (loss) per diluted share	$(0.47)	$(0.34)	$(0.04)	$0.31	$(1.58)
Weighted average basic shares outstanding	7,712	7,800	7,800	7,800	7,800
Weighted average diluted shares outstanding	7,712	7,800	7,800	7,865	7,800
Other Data:(1)
EBITDA(2)	$11,921	$15,402	$18,547	$16,761	$(1,158)
Net cash provided by operations	6,474	8,494	9,653	3,347	7,087
Net cash provided (used) by investing activities	(27,576)	(10,040)	4,314	9,054	(5,662)
Net cash provided (used) by financing activities	23,673	(2,181)	(10,284)	(12,334)	(2,337)
Capital expenditures	25,841	12,914	3,980	8,267	5,750

	As of September 30,
	1998	1999	2000	2001	2002
Balance Sheet Data:(1)
Total assets	$114,627	$107,700	$94,703	$80,218	$64,300
Total long-term obligations	50,333	48,050	37,735	23,256	20,826
Stockholders' equity	44,704	43,235	41,748	45,327	33,258

(1)
The results of operations for the fiscal year ended September 30, 1998 include charges totaling $4.6 million for the write-down of the assets of the Company's architectural lighting division to their net realizable value and employee terminations costs associated with restructuring the Company's operations. The results of operations for the fiscal year ended September 30, 1999 include charges totaling $0.6 million for the employee terminations costs associated with restructuring the Company's operations and a gain of $0.5 million on the sale of a land lease. The results of operations for the fiscal year ended September 30, 2000 include charges totaling $3.9 million for the write-down of the assets of the Company's continental European operations to their net realizable value and gains of $4.0 million on the settlement of a patent infringement lawsuit and the sale of a building lease. The results of operations for the fiscal year ended September 30, 2001 include a gain of $7.1 million related to the sale of the Company's concert sound reinforcement business. The results of operations for the fiscal year ended September 30, 2002 include charges of $4.9 million for a reserve on excess, slow moving and obsolete inventory, $1.3 million for the write-off of receivables related to premiums paid under split-dollar life insurance policies and $3.5 million for the write-down of the assets of the Company's manufacturing and sales division to their net realizable value.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company is a leading worldwide professional lighting rental and production company. The Company distributes lighting systems and provides services primarily to the entertainment industry, serving such markets as concert touring, theater, television and film and corporate events.

Critical Accounting Policies and Estimates

        Principles of Consolidation and Use of Estimates—The consolidated financial statements of Vari-Lite International, Inc. include the accounts of its wholly-owned subsidiaries which consist of operating and holding companies. The operating companies consist of VLPS Lighting Services, Inc., Vari-Lite Asia, Inc. and Vari-Lite Europe, Ltd. All material intercompany transactions and balances have been eliminated.

        On June 30, 2000, the Company sold its entire interest in Vari-Lite Production Services, S.A. ("VLPS Madrid") and the VARI*LITE equipment used in the operations for a loss of $0.7 million. October 26, 2000, the Company sold its continental European operations, which resulted in a pre-tax charge of $3.2 million, including the write-off of all the associated goodwill. On November 17, 2000, the Company sold all of the assets of Showco, Inc. ("Showco") to Clearsho, Inc. ("Clearsho"), a wholly owned subsidiary of Showco. Showco sold 100% of its interest in Clearsho to Clair Acquisition Corporation for $12.7 million. The net book value of the assets sold was $4.9 million and the company incurred transaction costs of $0.7 million for total costs of $5.6 million which resulted in a net pre-tax gain of $7.1 million. Showco was dissolved in September 2002. In April 2001, the Company closed IGNITION! Creative Services, Inc. ("Ignition"). Ignition was dissolved in September 2002. Ignition provided design and production management services to corporations and business associations for conventions, business meetings and special events.

        On November 18, 2002, the Company sold substantially all of the assets of its manufacturing and sales division to Genlyte. This transaction resulted in a pre-tax loss of $4.5 million, of which $3.5 million related to an impairment of the value of the assets sold and was accrued as of September 30, 2002. The remaining $1.0 million, which represents severance paid to terminated employees, will be recorded in the first quarter of fiscal 2003. The sale included all of the sales, marketing, manufacturing and engineering operations associated with this division as well as the VARI*LITE® trademark and all patents and other intellectual property associated with VARI*LITE products. As part of this transaction, the Company entered into a supply agreement, pursuant to which Genlyte agreed to manufacture and sell to the Company, for a minimum of ten years, all VARI*LITE equipment and parts to support existing and future VARI*LITE products and appointed the Company as the exclusive distributor of VARI*LITE products in Europe and Japan and a non-exclusive dealer in North America.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from these estimates.

        Inventory—Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes certain indirect purchasing and handling costs incurred to acquire and manage inventory and certain overhead costs. Market for raw materials is based on replacement cost and for other inventory classifications on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

        Equipment and Other Property—Equipment and other property are stated at cost or, in the case of capitalized leases, at the lower of the present value of future lease payments or the fair value of the equipment. Depreciation and amortization are provided on the straight-line method over the estimated useful lives ranging from three to ten years of the various classes of equipment and other property.

        Revenue Recognition—Revenues related to equipment rental and services are recognized using the straight-line method over the term of the rental agreements. Revenues related to the sale of products are recognized when title passes.

        New Accounting Pronouncements—See Note B of the "Notes to Consolidated Financial Statements."

Results of Operations

        Rental revenues were $76.4 million, $55.6 million and $44.1 million or 81.5%, 76.1% and 66.7% of total revenues during fiscal 2000, 2001 and 2002, respectively. The majority of the Company's rental revenues are generated from the rental of VARI*LITE automated lighting systems, with the remainder from the rental of conventional lighting equipment and related equipment, the provision of services and, through November 2000, the rental of concert sound systems. The Company's rental revenues are recorded as earned over the term of each lease. Rental costs consist of direct costs of maintaining, supporting and delivering the rental equipment and the depreciation costs of the capital expenditures incurred to manufacture or purchase the rental equipment. The Company depreciates rental equipment over periods of five to ten years.

        The Company generates sales revenue from the sale of VARI*LITE automated lighting equipment as well as, through April 2001, providing design and production management services to corporations and business associations for conventions, business meetings and special events.

        The following table reflects the percentages of total revenues by market:

	Years Ended September 30,
	2000	2001	2002
Concert Touring	26.9%	22.1%	17.0%
Theatre	9.4	9.8	10.8
Television and Film	21.0	21.0	23.3
Corporate Events	25.5	21.0	13.6
Product Sales	13.4	20.0	33.3
Other	3.8	6.1	2.0

Total Revenue	100.0%	100.0%	100.0%

        Although the Company expects revenues earned from concert touring (primarily rental revenues) to continue to represent a significant percentage of the Company's total revenues, from fiscal 2000 to fiscal 2002 concert touring revenues have decreased as a percentage of the Company's total revenues due to an increase in rental revenues generated from the Company's other customer markets, an increase in revenues from product sales and the sale in November 2000 of the Company's concert sound reinforcement business. The Company has experienced fluctuations in its concert touring revenues because of the unpredictable nature of the timing and duration of such tours and expects such fluctuations to continue in the future. The Company anticipates revenue from the theater market will continue to fluctuate with the development of new theatrical productions. Revenues earned from the television and film market have increased from fiscal 2000 to fiscal 2002 as a result of the expanding worldwide television market and the need to meet additional programming requirements. In addition, the Company has experienced a decrease in revenues from the corporate events market as a result of difficult market conditions caused by the effects of the September 11, 2001 attacks and an overall decrease in business in fiscal 2002 as companies in general have reduced marketing budgets and decreased the number and scope of company meetings and trade shows. The increase in product sales from fiscal 2000 to fiscal 2002 is the result of the Company's strategic decision to begin selling VARI*LITE products in fiscal 2000. Due to the Company's sale of the assets of its manufacturing and sales division to Genlyte, the Company anticipates that product sales will decrease as a percentage of overall sales in future years.

        The following table reflects the Company's revenues as a percentage of total revenues (see Note N of the "Notes to Consolidated Financial Statements") by geographic region:

	2000	2001	2002
North America	60.9%	59.4%	58.0%
Europe	28.0	25.7	23.5
Asia	11.1	14.9	18.5

Total Revenue	100.0%	100.0%	100.0%

        The majority of European and Asian revenues are denominated in British pounds sterling and Japanese yen, respectively. The Company has offices in London and Tokyo. Prior to their sale in July and October 2000, the Company also had offices in Brussels, Paris, Madrid, Stockholm and Amsterdam. The increase in Asian revenues from fiscal 2000 to fiscal 2002 is primarily the result of increased revenues associated with product sales in Asia. Due to the Company's sale of the assets of its manufacturing and sales division to Genlyte, the Company anticipates that Asian revenues as a percentage of total revenues will decrease as Asian sales (other than those in Japan) will be made directly by Genlyte. Fluctuations in foreign currencies have impacted, and will continue to impact, the Company's consolidated results of operations due to the translation of foreign currencies into U.S. dollars. The Company has typically maintained foreign currency borrowings to act as an economic hedge against fluctuations in British pounds sterling and Japanese yen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        The following table sets forth the percentages of total revenues (or as percentages of a component of total revenues as shown) represented by certain consolidated income statement data and other data for the indicated periods:

	Years Ended September 30,
	2000	2001	2002
Income Statement Data:
Rental revenues	81.5%	76.1%	66.7%
Product sales and service revenues	18.5	23.9	33.3

Total revenues	100.0	100.0	100.0
Rental costs	38.4	34.9	33.3
Product sales and service costs	11.6	15.8	22.6
Reserve for excess, slow moving and obsolete inventory	—	—	7.4

Gross margin	50.0	49.3	36.7
Selling, general and administrative expense	39.6	43.2	41.0
Research and development expense	5.5	7.2	6.5
Impairment of assets	4.1	—	5.3
Gains on lawsuit settlement and sale of lease	(4.2)	—	—
Gain on sale of concert sound reinforcement business	—	(9.7)	—
Write-off of receivables related to premiums paid under split-dollar life insurance	—	—	2.0

Operating income	5.0	8.6	(18.1)
Interest expense (net)	5.5	3.1	2.4

Income (loss) before income taxes	(0.5)	5.5	(20.5)
Income tax expense (benefit)	(0.2)	2.1	(1.9)

Net income (loss)	(0.3)%	3.4%	(18.6)%

Other Data:
Rental revenues	100.0%	100.0%	100.0%
Rental costs	47.1	45.9	50.0

Rental gross margin	52.9%	54.1%	50.0%

Product sales and service revenues	100.0%	100.0%	100.0%
Product sales and service costs	62.8	65.9	67.7

Product sales and service gross margin	37.2%	34.1%	32.3%

EBITDA(1)	19.8%	22.9%	(1.8)%

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

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

        Revenues.    Total revenues decreased 9.6%, or $7.0 million, to $66.1 million in fiscal 2002, compared to $73.1 million in fiscal 2001. The revenue decrease was attributable primarily to the factors set forth below.

        Rental Revenues.    Rental revenues decreased 20.7%, or $11.5 million, to $44.1 million in fiscal 2002, compared to $55.6 million in fiscal 2001. This decrease was due to the weak economy combined with the continuing effects of the September 11, 2001 attacks, as well as the sale of the Company's concert sound reinforcement business in November 2000, which accounted for $1.6 million in revenues in fiscal 2001.

        Product Sales and Services Revenues.    Product sales and services revenues increased 25.9%, or $4.5 million, to $22.0 million in fiscal 2002, compared to $17.5 million in fiscal 2001. This increase was due to a $8.2 million increase in sales of VARI*LITE automated lighting equipment which the Company commenced selling in fiscal 2000. Despite the weak economy and the continuing effects of the September 11, 2001 attacks, the Company's product sales business continued to grow due to increases in the number of products available for sale, good demand for the products internationally and increased sales and marketing efforts. This increase was partially offset by a $3.7 million decrease in revenues due to the closing of the Company's corporate meeting and special events management business in April 2001.

        Rental Costs.    Rental costs decreased 13.7%, or $3.5 million, to $22.0 million in fiscal 2002, compared to $25.5 million in fiscal 2001. This decrease was due to the reduction in variable costs relating to reduced revenues as a result of a weak economy, continuing effects of the September 11, 2001, attacks and the sale of the Company's concert sound reinforcement business in November 2000. Rental costs as a percentage of rental revenues increased to 50.0% in fiscal 2002, from 45.9% in fiscal 2001. This increase was primarily due to depreciation expense representing a higher percentage of revenues during fiscal 2002 as a result of decreased revenues.

        Product Sales and Services Costs.    Product sales and services costs increased 29.3%, or $3.4 million, to $14.9 million in fiscal 2002, compared to $11.5 million in fiscal 2001. This increase was due to a $5.9 million increase in cost of sales of VARI*LITE automated lighting equipment offset by a $2.5 million decrease in product sales and services cost associated with the closing of the Company's corporate meeting and special events management business in April 2001. Product sales and services cost as a percentage of product sales and services revenues increased to 67.7% in fiscal 2002, from 65.9% in fiscal 2001.

        Reserve for Excess, Slow Moving and Obsolete Inventory.    In fiscal 2002, an additional reserve of $4.9 million was made for excess, slow moving and obsolete inventory primarily associated with repair and maintenance parts to support the Company's Series 200 and Series 300 automated lighting products, which are no longer produced by the Company but continue to be rented by the Company. The Company considered this reserve necessary as a result of the decreased likelihood that these components would ultimately be consumed due to the expected decreased rental revenues related to these aging lighting products.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased 14.0%, or $4.5 million, to $27.1 million in fiscal 2002, compared to $31.6 million in fiscal 2001. This decrease was primarily due to the sale of the Company's concert sound reinforcement business in November 2000 and the closing of the Company's corporate meeting and special events management business in April 2001, as well as expense reduction efforts undertaken in the first and third quarters of fiscal 2002. This expense as a percentage of total revenues decreased to 41.0% in fiscal 2002, from 43.2% in fiscal 2001.

        Research and Development Expense.    Research and development expense decreased 18.5%, or $1.0 million, to $4.3 million in fiscal 2002, compared to $5.3 million in fiscal 2001, and as a percentage of total revenues decreased to 6.5% in fiscal 2002, from 7.2% in fiscal 2001. This decrease was primarily due to expense reduction efforts undertaken in the first and third quarters of fiscal 2002.

        Impairment of Assets.    Although not completed until November 2002, during fiscal 2002, the Company made a strategic decision to dispose of its manufacturing and sales division. As a result of this decision, the manufacturing and sales assets were written down to their net realizable value, resulting in a pre-tax charge of $3.5 million during fiscal 2002.

        Write-off of Receivables Related to Premiums Paid under Split-Dollar Life Insurance Policies.    On June 30, 2002, the Company cancelled all consulting and deferred compensation agreements between the Company and certain directors of the Company, except one consulting agreement that was amended to terminate the Company's obligation to pay consulting fees. In addition, the Company assigned all of its rights and obligations under split-dollar agreements with certain directors, including its obligation to pay future premiums on life insurance policies and its interest in the collateral assignment of death benefits under those policies, to the respective directors or their designees. Under the collateral assignment, the Company was entitled to recoup the cumulative premiums paid by the Company from the cash surrender value or death benefits under the policies. As a result of the assignment, the Company expensed receivables related to premiums paid under those policies of $1.3 million during fiscal 2002. The cancellation of the deferred compensation and consulting agreements combined with reductions in directors fees and base compensation to the Company's CEO will result in annualized cash savings of $0.6 million. Additionally, the assignment of the Company's obligations under the split-dollar life insurance agreements will result in cash savings of $0.7 million.

        Interest Expense.    Interest expense decreased 29.6%, or $0.7 million, to $1.6 million in fiscal 2002, compared to $2.3 million in fiscal 2001, as a result of reduced borrowings and lower interest rates in fiscal 2002, as well as interest income in fiscal 2002 of $0.1 million from an income tax refund.

        Income Taxes.    The effective tax rates in fiscal 2002 and 2001 were 9.4% and 38.8%, respectively. The decrease in effective tax rates in fiscal 2002 was due to a valuation allowance of $1.7 million established against the Company's deferred tax asset. The Company considered this reserve necessary due to the uncertainty of the Company's ability to ultimately utilize the benefit of the deferred tax asset as a result of past operating losses.

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

        Product Sales and Services Revenues.    Although revenues generated from product sales and services increased in 2001 due, in part, to the sales of new and used VARI*LITE automated lighting equipment, the increase was partially offset by the closing of the Company's corporate meeting and special events management business in April 2001 which had revenues of $6.7 million in fiscal 2000 and $3.7 million in fiscal 2001. This resulted in product sales and services revenues in fiscal 2001 being virtually unchanged from fiscal 2000.

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

	Quarters Ended
	December 31	March 31	June 30	September 30	Fiscal Year
	(In thousands)
Fiscal 2000
Total Revenues	$27,679	$20,719	$21,509	$23,781	$93,688
Operating income (loss)	3,362	(791)	549	1,586	4,706
Fiscal 2001
Total Revenues	$20,378	$18,337	$15,584	$18,764	$73,063
Operating income (loss)	8,229	115	(1,800)	(244)	6,300
Fiscal 2002
Total Revenues	$16,775	$14,612	$15,585	$19,103	$66,075
Operating income (loss)	(385)	(1,093)	(7,775)	(2,745)	(11,998)
Other Data
2000 EBITDA	$6,938	$2,714	$4,004	$4,891	$18,547
2001 EBITDA	10,900	2,664	803	2,394	16,761
2002 EBITDA	2,219	1,523	(5,137)	237	(1,158)

        EBITDA is calculated herein as income before income taxes, extraordinary loss and cumulative effect of change in accounting principle plus depreciation, amortization and net interest expense. The Company believes that EBITDA serves as an important financial analysis tool for measuring and comparing financial information such as liquidity, operating performance and leverage. EBITDA should not be considered an alternative to net income or other cash flow measures determined under accounting principles generally accepted in the United States of America as an indicator of the Company's performance or liquidity. EBITDA as disclosed herein may not be comparable to EBITDA as disclosed by other companies.

        The Company has experienced and is expected to continue to experience fluctuations in quarterly operating results, both between different quarters within the same fiscal year and with respect to the same quarter between different fiscal years. These fluctuations arise from several factors, including the timing and dollar value of product sales with customers, the dependence of the Company on concert tours, which are unpredictable in timing and duration, the introduction of new products and general economic conditions both domestically and internationally. Because of the possibilities of significant fluctuations, results for any quarter may not be indicative of results that may be achieved in a full year. EBITDA and operating income for the quarter ended June 30, 2000, includes charges totaling $0.7 million for the impairment of assets used in the Company's Madrid, Spain operations which were sold. EBITDA and operating income for the quarter ended September 30, 2000, includes total gains on the settlement of the patent infringement lawsuit and the sale of a building lease in New York of $4.0 million partially offset by charges totaling $3.2 million for the impairment of assets used in the Company's continental European operations which were sold. EBITDA and operating income for the quarter ended December 31, 2000, includes a $7.1 million gain on the sale of the Company's sound reinforcement business. EBITDA and operating loss for the quarter ended June 30, 2002, includes a $4.9 million charge to increase the reserve for excess, slow moving and obsolete inventory and a $1.3 million write-off of receivables related to premiums paid under split-dollar life insurance policies. EBITDA and operating loss for the quarter ended September 30, 2002 includes charges totaling $3.5 million for the impairment of the Company's assets associated with its manufacturing and sales division, which were sold in November 2002.

Liquidity and Capital Resources

        Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from customers. The Company's operating activities generated cash flow of approximately $9.7 million, $3.3 million and $7.1 million during fiscal 2000, 2001 and 2002, respectively.

        On December 19, 1997, the Company entered into a $50.0 million multicurrency revolving credit facility (the "Old Credit Facility"). On December 29, 2000, VLPS Lighting Services, Inc. ("VLPS") entered into a new credit facility which intially included a $12.0 million Term Loan, a $5.0 million Revolver and a $3.0 million Capital Expenditure Loan. This facility with all subsequent amendments is herein referred to as the "New Credit Facility." As of September 30, 2002, there was $11.5 million outstanding under the Term Loan and Capital Expenditure Loan and $1.0 million outstanding under the Revolver. On November 18, 2002, the Company used $5.0 million of the proceeds from the sale of the assets of its manufacturing and sales division to Genlyte to repay a portion of the borrowings outstanding under the Term Loan. The December 31, 2002, amendment to the New Credit Facility resulted in the repayment in full of the Term Loan and Capital Expenditure Loan and an increase in the Revolver commitment to $7.5 million, of which $1.6 million was outstanding immediately after this amendment. Due to the repayment of the Term Loan and Capital Expenditure Loan, the Company has classified $10.9 million as current as of September 30, 2002. Borrowings under the Revolver are subject to availability under a borrowing base of eligible lighting rental assets, inventory and accounts receivable (as defined in the New Credit Facility). Prior to June 30, 2002, all outstanding borrowings under the New Credit Facility accrued interest at the lender's base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively. From June 30, 2002 through December 30, 2002, all outstanding borrowings under the New Credit Facility accrued interest at the lender's base rate or LIBOR, plus a rate margin ranging from 1.25% to 1.75% or 3.00% to 3.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). Beginning on December 31, 2002, all outstanding borrowings under the New Credit Facility accrue interest at the lender's base rate or LIBOR, plus a rate margin of 0.50% and 2.25%, respectively. The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of VLPS, and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2005. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

        Beginning in fiscal 2001, the Company's London subsidiary began financing its capital expenditures with British pound sterling loans from a U. K. bank (collectively, the "London Bank Loans") that amortize over 48 to 60 months and accrue interest at various rates ranging from 7.60% to 9.10%. Proceeds received under this type of financing were approximately 4.5 million British pounds sterling (USD 6.5 million) and 0.8 million British pounds sterling (USD 1.1 million) for fiscal 2001 and 2002, respectively. The London Bank Loans are secured by all of the assets of the Company's London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

        The Company has typically hedged a portion of its currency fluctuation risk by borrowing foreign currencies. Cash generated from the Company's European and Asian operations is typically denominated in the local currencies of these foreign offices and is used to pay expenses incurred in those currencies and service the foreign currency borrowings. The London Bank Loans are serviced by cash generated from the Company's London operations and serves as an economic hedge for net cash generated from these operations. This would not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In the future, the Company may use other financial instruments to hedge its foreign currency fluctuation risk.

        The following table sets forth the Company's contractual obligations as of September 30, 2002:

	Long-term Obligations	Operating Leases	Total
Year one	$14,014	$2,537	$16,551
Year two	4,341	2,166	6,507
Year three	1,869	1,908	3,777
Year four	392	1,748	2,140
Year five	210	1,231	1,441
Thereafter	—	3,429	3,429

Total contractual obligations	$20,826	$13,019	$33,845

        See Notes E and H of the "Notes to Consolidated Financial Statements" for further discussion.

        The Company has borrowed money to purchase computer equipment, office furniture and fixtures and conventional lighting equipment. These loans typically amortize over three years and bear interest at various rates ranging from 1.6% to 9.27%. Proceeds received under this type of financing were approximately $2.9 million, $0.2 million and $2.3 million for fiscal 2000, 2001 and 2002, respectively, and borrowings outstanding at September 30, 2000, 2001 and 2002 were approximately $3.8 million, $1.2 million and $2.7 million, respectively. In addition, in fiscal 2000, the Company borrowed an aggregate of $1.9 million through various capitalized leases which bear interest at rates of 10.35%. At September 30, 2001 and 2002, respectively, the Company's equipment borrowings outstanding (including capitalized leases) were $0.8 million and $0.1 million, respectively.

        The Company uses customer advances to fund short-term working capital and immediate capital expenditure needs for specific contracts. As of September 30, 2000, 2001 and 2002, the Company had unearned revenue related to customer advances of approximately $3.3 million, $1.2 million and $1.6 million, respectively.

        The Company's business requires on-going capital expenditures. Capital expenditures for fiscal 2000, 2001 and 2002 were approximately $4.0 million, $8.3 million and $5.8 million, respectively, of which approximately $2.6 million, $7.3 million and $5.3 million were for rental equipment inventories. The majority of the Company's revenues are generated through equipment rentals and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

        Inventory included in current assets consists primarily of raw materials, finished goods and spare parts inventory for the Company's automated lighting equipment. Raw materials represented 90%, 85% and 90% of total inventory at September 30, 2000, 2001 and 2002, respectively.

        The Company had a working capital deficit of approximately $2.1 million and $0.4 million at September 30, 2000 and 2002 and a working capital surplus of $15.2 million at September 30, 2001. The Company has historically maintained working capital deficits since the bulk of its revenue generating assets are classified as long-term assets rather than current assets. The working capital surplus in 2001 was primarily the result of the refinancing of the Company's senior bank debt which resulted in more of the Company's debt being classified as long-term.

        The Company did not pay dividends in fiscal 2000, 2001 and 2002. The Company may in the future use earnings or available financing to pay cash dividends or repurchase Company shares. The Company may spend between $0.5 million and $2.0 million over the next 12 months to repurchase shares of the Company's stock through open market purchases and/or private transactions.

        Management believes that cash flow generated from operations and borrowing capacity under the New Credit Facility will be sufficient to meet the anticipated operating cash needs and capital expenditures for the next twelve months. Because the Company's future operating results will depend on a number of factors, including the demand for the Company's products and services, competition, general and economic conditions and other factors beyond the Company's control, there can be no assurance that sufficient capital resources will be available to fund the expected expansion of its business beyond such period.

Inflation

        The Company has generally been able to offset cost increases with increases in the rental rates charged for its products and services. Accordingly, the Company does not believe that inflation has had a material effect on its results of operations to date. However, there can be no assurance that the Company's business will not be adversely affected by inflation in the future.

Disclosure Regarding Forward-Looking Statements

        This Report includes "forward-looking statements" as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Report, the words "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company: fluctuations in operating results and seasonality; technological changes; dependence on the entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; and dependence on key suppliers. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The Company is exposed to market risk primarily due to fluctuations in interest rates and foreign currency.

        As of September 30, 2002, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an increase in interest expense of approximately $0.1 million.

        The Company has typically hedged a portion of its currency fluctuation risk by borrowing foreign currencies. Cash generated from the Company's European and Asian operations is typically denominated in the local currencies of these foreign offices and is used to pay expenses incurred in those currencies and service the foreign currency borrowings. The London Bank Loans are serviced by cash generated from the Company's London operations and serve as an economic hedge for net cash generated from these operations. Approximately $5.8 million was outstanding under the London Bank Loans as of September 30, 2002. These activities do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In the future, the Company may use other financial instruments to hedge its foreign currency fluctuation risk.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements of the Company and its subsidiaries which are required by this Item 8 are listed in Part IV, Item 14(a) of this Report. Such consolidated financial statements are included herein beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

PART III

        Certain information required by Part III is omitted from this Report on the basis that the Company will file a definitive Proxy statement pursuant to Regulation 14A for its annual meeting of stockholders to be held on March 7, 2003 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Report of the Compensation Committee and Omnibus Committee on Executive Compensation, the Report of the Audit Committee or the Stock Performance Graph included in the Proxy Statement.

Item 10. Directors and Executive Officers of the Registrant

        The information concerning the Company's directors and executive officers required by this item is incorporated by reference to the sections entitled "Election of Directors" and "Management—Executive Officers" in the Proxy Statement.

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

PART IV

Item 14. Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date"), which was within 90 days of this Report, have concluded in their judgment that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

(c)
Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2002. A Form 8-K was filed on December 3, 2002 reporting on the sale of the Company's manufacturing and sales division.

(d)
Exhibits

Exhibit No.		Description
3.1	—	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 No. 333-33559)
3.2	—	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 No. 333-33559)

3.3	—	Certificate of Desigation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock, Dated September 22, 1999 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
3.4	—	Amendment to the By-Laws of the Company dated as of February 15, 2002. (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
4.1	—	Form of certificate representing shares of the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 No. 333-33559)
4.2	—	Warrant Agreement, dated as of July 31, 1996, among the Company, Brown Brothers Harriman & Co., NBD Bank, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) and Comerica Bank Texas (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 No. 333-33559)
4.3	—	Supplement, dated as of August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
4.4	—	Amendment No. 1, dated as of August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company and Brown Brothers Harriman & Co. (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
4.5	—	Amendment No. 1, dated as of August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company and Suntrust Bank, Atlanta (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
4.6	—	Amendment No. 1, dated as of August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company and Comerica Bank-Texas (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
4.7	—	Amendment No. 1, dated as of August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company and The First National Bank of Chicago (as successor to NBD Bank) (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
4.8	—	Supplement, dated as of August 31, 1999, to the Warrant Agreement, dated as of July 31, 1996, between the Company, Brown Brothers Harriman & Co., the First National Bank of Chicago as successor to NBD Bank, Suntrust Bank, Comerica Bank-Texas, and Chase Bank of Texas, N.A. (CBT) (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
10.1	—	Employment Agreement, dated as of July 1, 1995, between the Company and H. R. Brutsché III (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.2	—	Amendment No. 1, dated as of August 11, 1997, to the Employment Agreement, dated as of July 1, 1995, between the Company and H. R. Brutsché III (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.3	—	Consulting Agreement, dated as of July 1, 1995, between the Company and J. Anthony Smith (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 333-33559)

10.4	—	Consulting Agreement, dated as of July 1, 1995, between the Company and John D. Maxson (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.5	—	Amendment No. 1, dated as of August 11, 1997, to the Consulting Agreement, dated as of July 1, 1995, between the Company and John D. Maxson (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.6	—	Consulting Agreement, dated as of July 1, 1995, between the Company and James H. Clark, Jr. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.7	—	Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and H. R. Brutsché III (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.8	—	Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and John D. Maxson (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.9	—	Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and James H. Clark, Jr. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.10	—	Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and J. Anthony Smith (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.11	—	Compensation Continuation Agreement, dated as of March 31, 1994, among the Company, Vari-Lite, Inc., Showco, Inc. and H. R. Brutsché III (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.12	—	Compensation Continuation Agreement, dated as of March 31, 1994, among the Company, Vari-Lite, Inc., Showco, Inc. and John D. Maxson (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.13	—	Compensation Continuation Agreement, dated as of March 31, 1994, among the Company, Vari-Lite, Inc., Showco, Inc. and James H. Clark, Jr. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.14	—	Statement and Terms of Employment, dated as of April 1, 1994, between Vari-Lite Europe Ltd. and Brian L. Croft (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.15	—	Split-Dollar Agreement, dated as of October 12, 1995, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the H. R. Brutsché III Insurance Trust, and H. R. Brutsché III (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.16	—	Amended and Restated Split-Dollar Agreement, dated as of October 12, 1995, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the H. R. Brutsché III Insurance Trust, and H. R. Brutsché III (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.17	—	Amended and Restated Split-Dollar Agreement, dated as of October 12, 1997, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the John D. Maxson 1995 Irrevocable Trust, and John D. Maxson (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.18	—	Split-Dollar Life Insurance Agreement, dated as of October 12, 1995, among the Company, James Howard Cullum Clark and James H. Clark, Jr. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 No. 333-33559)

10.19	—	Amended and Restated Split-Dollar Agreement, dated as of October 12, 1995, between the Company, James Howard Cullum Clark and James H. Clark, Jr. (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.20	—	Vari-Lite International, Inc. 1997 Omnibus Plan (including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement) (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.21	—	Vari-Lite International, Inc. Employees' Stock Ownership Plan (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.22	—	Vari-Lite International, Inc. Employees' Stock Equivalence Plan (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.23	—	Vari-Lite International, Inc. Annual Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.24	—	Employment Agreement, dated as of August 28, 1995, by and between the Company and James E. Kinnu (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.25	—	Severance Agreement, dated as of September 30, 1996, by and between the Company and James E. Kinnu (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.26	—	Ground Lease, dated as of December 21, 1995, among Brazos Beltline Development, Inc. and Vari-Lite, Inc., Showco, Inc., IGNITION! Creative Services, Inc., Concert Production Lighting, Inc. and Irideon, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.27	—	Guaranty, dated as of December 21, 1995, by the Company (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.28	—	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.29	—	Agreement and Plan of Merger, dated as of August 27, 1997, between the Company and Vari-Lite Texas (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.30	—	International Swap Dealers Association, Inc. Master Agreement, dated as of November 23, 1993, between the Company and Brown Brothers, Harriman & Co. (along with confirmation of Interest Rate Swap Transaction) (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.31	—	International Swap Dealers Association, Inc. Master Agreement, dated as of September 13, 1996, between Vari-Lite, Inc. and SunTrust Bank, Atlanta (along with confirmations of Interest Rate Transactions) (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 No. 333-33559)
10.32	—	Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997)

10.33	—	Amendment No.1, dated April 24, 1998 to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
10.34	—	Amendment No. 2, dated July 31, 1998 to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
10.35	—	Amendment No. 3, dated December 15, 1998 to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the other banks thereunder (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
10.36	—	Amendment No. 1, effective November 2, 1998, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and H. R. Brutsché III (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
10.37	—	Amendment No. 1, effective November 2, 1998, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and John D. Maxson (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
10.38	—	Amendment No. 1, effective November 2, 1998, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and James H. Clark, Jr. (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)
10.39	—	Amendment No. 1, effective November 2, 1998, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and J. Anthony Smith (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarterl ended December 31, 1998)
10.40	—	Amendment No. 1, effective January 1, 1998, to the Vari-Lite International, Inc. Employees' Stock Ownership Plan dated September 27, 1995 (incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
10.41	—	Amendment No. 1, effective January 1, 1998, to the Vari-Lite International, Inc. Employees' Stock Ownership Trust dated September 27, 1995 (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
10.42	—	Amendment No. 4, dated April 1, 1999, to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
10.43	—	Temporary Waiver Agreement, dated August 12, 1999, to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.44	—	Rights Agreement, dated September 27, 1999, by and between the Company and Chase-Mellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed September 27, 1999)

10.45	—	Amendment No. 5, dated August 25, 1999, to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
10.46	—	Amendment No. 6, dated January 11, 2000, to the Multicurrency Credit Agreement, dated as of December 19, 1997, among the Company and SunTrust Bank, Atlanta, as agent for the banks thereunder (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999)
10.47	—	Share Purchase Agreement, dated October 26, 2000, between Vari-Lite International, Inc. and First Events B.V. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed November 13, 2000)
10.48	—	Asset Purchase Agreement, dated October 26, 2000, between Vari-Lite, Inc. and First Events B.V. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed November 13, 2000)
10.49	—	Asset Transfer Agreement, dated November 17, 2000, by and among Vari-Lite International, Inc., Showco, Inc. and Clearsho, LLC (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed December 4, 2000)
10.50	—	Equity Purchase Agreement, dated November 17, 2000 by and among Vari-Lite International, Inc., Showco, Inc., Clair Brothers Audio Enterprises, Inc. and Clair Acquisition Corp. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed December 4, 2000)
10.51	—	Financing Agreement, dated December 29, 2000, between Vari-Lite, Inc. and Firstar Bank, National Association (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.52	—	Security Agreement, dated December 29, 2000, between the Company and Firstar Bank, National Association (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.53	—	Guaranty Agreement, dated December 29, 2000, made by the Company in favor of Firstar Bank, National Association (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.54	—	Patent, Trademark and License Security Agreement, dated December 29, 2000, between Vari-Lite, Inc. and Firstar Bank, National Association (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.55	—	Chattel Mortgage Facility Offer, dated November 9, 2000, between Vari-Lite Production Services Ltd. and Barclays Mercantile Business Finance Limited (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.56	—	Mortgage, dated November 23, 2000, between Vari-Lite Production Services Ltd. and Barclays Mercantile Business Finance Limited (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.57	—	Guarantee & Indemnity-Cross Border, dated November 23, 2000, between the Company and Barclays Mercantile Business Finance Limited on behalf of Vari-Lite Production Services, Ltd. (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
10.58	—	Employment Agreement, dated January 1, 2001, between the Company and T. Clay Powers (incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.59	—	Employment Agreement, dated January 1, 2001, between the Company and Jerome L. Trojan III (incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.60	—	Employment Agreement, dated July 11, 2001, between the Company and Robert H. Schacherl (incorporated by reference to Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.61	—	Amendment No. 1, dated March 30, 2001, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc. and Firstar Bank, National Association (incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.62	—	Amendment No. 2, dated June 30, 2001, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc. and Firstar Bank, National Association (incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.63	—	Amendment No. 1 to the Vari-Lite International, Inc. 1997 Omnibus Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 No. 333-67664)
10.64	—	Amendment No. 3. Dated December 31, 2001, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001)
10.65	—	Master Lease Purchase Agreement, dated September 27, 2001, between Vari-Lite Europe Ltd., formerly know as Vari-Lite Production Services, Ltd., and Barclays Mercantile Business Finance Limited (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001)
10.66	—	Amendment No. 2, effective January 1, 2002, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and H. R. Brutsché III (incorporated by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)
10.67	—	Amendment No. 2, effective January 1, 2002, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and James H. Clark, Jr. (incorporated by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)
10.68	—	Amendment No. 2, effective January 1, 2002, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and John D. Maxson (incorporated by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)
10.69	—	Amendment No. 2, effective January 1, 2002, to the Deferred Compensation Agreement, dated as of July 1, 1995, between the Company and J. Anthony Smith (incorporated by reference to Exhibit 10.66 to the Company's Quarterly Report in Form 10-Q for the quarter ended December 31, 2001)
10.70	—	Master Lease Purchase Agreement, dated March 25, 2002, between Vari-Lite Europe, Ltd. and Barclays Mercanttile Business Finance Limited (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
10.71	—	Amendment No. 4, dated March 31, 2002, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association. (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.72	—	Deferred Compensation Termination Agreement, dated June 30, 2002, between the Company and H. R. Brutsché III (incorporated by reference to Exhibit 10.72 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.73	—	Deferred Compensation Termination Agreement, dated June 30, 2002, between the Company and John D. Maxson (incorporated by reference to Exhibit 10.73 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.74	—	Deferred Compensation Termination Agreement, dated June 30, 2002, between the Company and James H. Clark, Jr. (incorporated by reference to Exhibit 10.74 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.75	—	Deferred Compensation Termination Agreement, dated June 30, 2002, between the Company and J. Anthony Smith (incorporated by reference to Exhibit 10.75 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.76	—	Amendment No. 1, effective June 30, 2002, to the Consulting Agreement, dated as of July 1, 1995, between the Company and John D. Maxson (incorporated by reference to Exhibit 10.76 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.77	—	Termination of Consulting Agreement, dated June 30, 2002, between the Company and James H. Clark, Jr. (incorporated by reference to Exhibit 10.77 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.78	—	Termination of Consulting Agreement, dated June 30, 2002, between the Company and J. Anthony Smith (incorporated by reference to Exhibit 10.78 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.79	—	Amendment No. 2, dated as of June 30, 2002, to the Employment Agreement, dated as of July 1, 1995 between the Company and H. R. Brutsché III (incorporated by reference to Exhibit 10.79 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.80	—	Assignment and Assumption Agreement of Amended and Split-Dollar Life Insurance, dated as of June 30, 2002, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the H. R. Brutsché III Insurance Trust, and H. R. Brutsché III (incorporated by reference to Exhibit 10.80 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 0, 2002)
10.81	—	Assignment and Assumption Agreement of Amended and Restated Split-Dollar Life Insurance, dated as of June 30, 2002, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the H. R. Brutsché III Insurance Trust, and H. R. Brutsché III (incorporated by reference to Exhibit 10.81 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.82	—	Assignment and Assumption Agreement of Amended and Split-Dollar Life Insurance, dated as of June 30, 2002, among the Company, James Howard Cullum Clark, and James H. Clark, Jr. (incorporated by reference to Exhibit 10.82 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.83	—	Assignment and Assumption Agreement of Amended and Restated Split-Dollar Life Insurance, dated as of June 30, 2002, among the Company, James Howard Cullum Clark, and James H. Clark, Jr. (incorporated by reference to Exhibit 10.83 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.84	—	Assignment and Assumption Agreement of Amended and Restated Split-Dollar Life Insurance, dated as of June 30, 2002, among the Company, Brown Brothers Harriman Trust Company of Texas, trustee of the John D. Maxson Irrevocable Trust, and John D. Maxson (incorporated by reference to Exhibit 10.84 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.85	—	Amendment No. 5, dated June 30, 2002, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc. and U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 10.85 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.86	—	Asset Purchase Agreement, dated November 18, 2002, by and among the Company, Vari-Lite, Inc. and Genlyte Thomas Group LLC (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8K filed December 3, 2002)
10.87	—	Press Release by the Company dated November 18, 2002, announcing the completion of the sale of substantially all of the assets of the Company's manufacturing division to Genlyte Thomas Group LLC (incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8K filed December 3, 2002)
*10.88	—	Amendment No. 6, dated November 18, 2002, to the Financing Agreement, dated as of December 29, 2000, between Vari-Lite, Inc., and U.S. Bank National Association, formerly known as Firstar Bank, National Association
+*10.89	—	Supply Agreement, as of November 18, 2002, by and among the Company, VLPS Lighting Services, Inc., formerly Vari-Lite, Inc. and Genlyte Thomas Group, LLC
*10.90	—	Amendment No. 7, dated December 31, 2002, to the Financing Agreement, dated as of December 29, 2000, between VLPS Lighting Services, Inc., formerly Vari-Lite, Inc., and U.S. Bank National Association, formerly known as Firstar Bank, National Association
*21.1	—	List of the Company's Subsidiaries
*23.1	—	Consent of Deloitte & Touche LLP

*
Filed herewith.

+
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas and State of Texas on the 14th day of January 2003.

VARI-LITE INTERNATIONAL, INC.
By:	/s/ H. R. BRUTSCHÉ III H. R. Brutsché III Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities on the 14th day of January, 2003.

/s/ H. R. BRUTSCHÉ III H. R. Brutsché III	Chariman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ JEROME L. TROJAN III Jerome L. Trojan III	Vice President—Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
/s/ JAMES H. CLARK, JR. James H. Clark, Jr.	Director
/s/ JOHN D. MAXSON John D. Maxson	Director
/s/ JOHN R. RETTBERG John R. Rettberg	Director
/s/ WILLIAM C. SCOTT William C. Scott	Director
/s/ J. ANTHONY SMITH J. Anthony Smith	Director
/s/ J.R.K. TINKLE J.R.K. Tinkle	Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Vari-Lite International, Inc. (the "Company") on Form 10-K for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 14, 2003	By:	/s/ H. R. BRUTSCHÉ III H. R. Brutsché III Chairman of the Board and Chief Executive Officer
Date: January 14, 2003	By:	/s/ JEROME L. TROJAN III Jerome L. Trojan III Vice President—Finance, Chief Financial Officer, Treasurer and Secretary

CERTIFICATIONS

I, H. R. Brutsché III, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Vari-Lite International, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003
/s/ H. R. BRUTSCHÉ III H. R. Brutsché III Chairman of the Board and Chief Executive Officer

I, Jerome L. Trojan III, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Vari-Lite International, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003
/s/ JEROME L. TROJAN III Jerome L. Trojan III Vice President—Finance, Chief Financial Officer, Treasurer and Secretary

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF
VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

        The following financial statement supplementary schedule of the Company and its subsidiaries required to be included in Item 15(b) is listed below:

Schedule II—Valuation and Qualifying Accounts	S-1

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Vari-Lite International, Inc.
Dallas, Texas

        We have audited the accompanying consolidated balance sheets of Vari-Lite International, Inc. and subsidiaries (herein referred to as "the Company") as of September 30, 2001 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
December 31, 2002

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2001 and 2002

(In thousands except share data)

	2001	2002
ASSETS
CURRENT ASSETS:
Cash	$3,686	$2,296
Receivables, less allowance for doubtful accounts of $603 and $827	9,679	9,664
Inventory, less valuation allowance of $408 and $2,773	15,388	10,411
Prepaid expense and other current assets	783	1,436

TOTAL CURRENT ASSETS	29,536	23,807
EQUIPMENT AND OTHER PROPERTY:
Lighting and sound equipment	103,032	106,404
Machinery and tools	3,578	3,765
Furniture and fixtures	4,207	4,232
Office and computer equipment	10,501	10,729

	121,318	125,130
Less accumulated depreciation and amortization	72,712	85,236

	48,606	39,894
OTHER ASSETS	2,076	599

TOTAL ASSETS	$80,218	$64,300

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,284	$4,410
Accrued liabilities	3,795	3,845
Unearned revenue	1,201	1,632
Income taxes payable	146	329
Current portion of long-term obligations	4,893	14,014

TOTAL CURRENT LIABILITIES	14,319	24,230
LONG-TERM OBLIGATIONS	18,363	6,812
DEFERRED INCOME TAXES	2,209	—

TOTAL LIABILITIES	34,891	31,042
COMMITMENTS AND CONTINGENCIES (Note F)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares issued)	—	—
Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares issued; 7,800,003 shares outstanding)	785	785
Treasury Stock, at cost	(186)	(186)
Additional paid-in capital	25,026	25,026
Accumulated other comprehensive income—foreign currency translation adjustment	791	1,058
Retained earnings	18,911	6,575

TOTAL STOCKHOLDERS' EQUITY	45,327	33,258

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,218	$64,300

See notes to consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30, 2000, 2001 and 2002

(In thousands except share data)

	2000	2001	2002
Rental revenues	$76,366	$55,597	$44,092
Product sales and services revenues	17,322	17,466	21,983

TOTAL REVENUES	93,688	73,063	66,075
Rental cost	35,990	25,534	22,027
Product sales and services cost	10,881	11,518	14,891
Reserve for excess, slow moving and obsolete inventory	—	—	4,900

TOTAL COST OF SALES	46,871	37,052	41,818

GROSS PROFIT	46,817	36,011	24,257
Selling, general and administrative expense	37,102	31,551	27,120
Research and development expense	5,152	5,260	4,287
Impairment of assets	3,850	—	3,500
Write-off of receivables related to premiums paid under split-dollar life insurance policies	—	—	1,348
Gains on lawsuit settlement and sale of lease	(3,993)	—	—
Gain on sale of concert sound reinforcement business	—	(7,100)	—

TOTAL OPERATING EXPENSES	42,111	29,711	36,255

OPERATING INCOME (LOSS)	4,706	6,300	(11,998)
Interest expense (net)	5,180	2,294	1,614

INCOME (LOSS) BEFORE INCOME TAXES	(474)	4,006	(13,612)
Income tax expense (benefit)	(187)	1,556	(1,276)

NET INCOME (LOSS)	(287)	2,450	(12,336)
Other comprehensive income (loss)—foreign currency translation adjustment	(1,211)	1,110	267

COMPREHENSIVE INCOME (LOSS)	$(1,498)	$3,560	$(12,069)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	7,800,003	7,800,003	7,800,003

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	7,800,003	7,864,850	7,800,003

PER SHARE INFORMATION
BASIC:
Net income (loss)	$(0.04)	$0.31	$(1.58)
DILUTED:
Net income (loss)	$(0.04)	$0.31	$(1.58)

See notes to consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended September 30, 2000, 2001 and 2002
(In thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
							Additional Paid-in Capital	Stockholder Notes Receivable		Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount					Total
BALANCE, October 1, 1999	—	$—	7,845,167	$785	(45,164)	$(186)	$25,026	$(30)	$892	$16,748	$43,235
Payments on stockholder notes receivable								11			11
Other comprehensive loss—foreign currency translation adjustment									(1,211)		(1,211)
Net loss										(287)	(287)

BALANCE, SEPTEMBER 30, 2000	—	—	7,845,167	785	(45,164)	(186)	25,026	(19)	(319)	16,461	41,748
Payments on stockholder notes receivable								19			19
Other comprehensive income—foreign currency translation adjustment									1,110		1,110
Net income										2,450	2,450

BALANCE, SEPTEMBER 30, 2001	—	—	7,845,167	785	(45,164)	(186)	25,026	—	791	18,911	45,327
Other comprehensive income—foreign currency translation adjustment									267		267
Net loss										(12,336)	(12,336)

BALANCE, SEPTEMBER 30, 2002	—	$—	7,845,167	$785	(45,164)	$(186)	$25,026	$—	$1,058	$6,575	$33,258

See notes to consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2000, 2001 and 2002

(In thousands)

	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(287)	$2,450	(12,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,841	10,461	10,840
Amortization of note discount and deferred loan fees	453	401	180
Provision for doubtful accounts	178	366	336
Impairment of assets	3,850	—	3,500
Gain on sale of lease	(2,251)	—	—
Deferred income taxes	(521)	1,216	(2,209)
Gain on sale of equipment and other property	(626)	131	248
Gain on sale of concert sound reinforcement business	—	(7,100)	—
Reserve for excess, obsolete and slow moving inventory	—	—	4,900
Write-off of receivables related to premiums paid under split-dollar life insurance policies	—	—	1,348
Net change in assets and liabilities:
Accounts receivable	(130)	(111)	(322)
Inventory	(6,852)	(1,693)	515
Prepaid expenses	324	483	(653)
Other assets	2,583	(351)	(51)
Accounts payable, accrued liabilities and income taxes payable	(1,588)	(1,168)	360
Unearned revenue	679	(1,738)	431

Net cash provided by operating activities	9,653	3,347	7,087
Cash flows from investing activities:
Capital expenditures, including rental equipment	(3,980)	(8,267)	(5,750)
Proceeds from sale of European company, lawsuit settlement and sale of lease	4,714	—	—
Proceeds from sale of concert sound reinforcement business	—	11,946	—
Proceeds from sale of European operations	—	5,258	—
Proceeds from sale of equipment	3,580	117	88

Net cash provided (used) by investing activities	4,314	9,054	(5,662)
Cash flows from financing activities:
Proceeds from issuance of debt	29,198	62,203	59,006
Principal payments on debt	(39,214)	(74,556)	(61,343)
Principal payments on distributor advances	(279)	—	—
Proceeds from payments on stockholder notes receivable	11	19	—

Net cash used by financing activities	(10,284)	(12,334)	(2,337)
Effect of exchange rate changes on cash and cash equivalents	(1,337)	(696)	(478)

Net increase (decrease) during the year	2,346	(629)	(1,390)
Cash, beginning of year	1,969	4,315	3,686

Cash, end of year	$4,315	$3,686	$2,296

Supplemental Cash Flow Information
Cash paid for interest expense	$5,459	$2,374	$1,453
Cash paid for income taxes	$427	$96	$944

See notes to consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2000, 2001 and 2002
(In thousands except per share data)

NOTE A—ORGANIZATION:

        Vari-Lite International, Inc. (together with its subsidiaries, herein referred to as the "Company") is a leading worldwide professional lighting rental and production company. The Company distributes lighting systems and provides services primarily to the entertainment industry, serving such markets as concert touring, theater, television and film and corporate events.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Use of Estimates

        The consolidated financial statements of Vari-Lite International, Inc. include the accounts of its wholly-owned subsidiaries which consist of operating and holding companies. The operating companies consist of VLPS Lighting Services, Inc., Vari-Lite Asia, Inc. and Vari-Lite Europe, Ltd. All material intercompany transactions and balances have been eliminated.

        On June 30, 2000, the Company sold its entire interest in Vari-Lite Production Services, S.A. ("VLPS Madrid") and the VARI*LITE equipment used in the operations for a loss of $650. On October 26, 2000, the Company sold its continental European operations. This transaction resulted in a pre-tax charge of $3,200, including the write-off of all the associated goodwill. On November 17, 2000, the Company sold all of the assets of Showco, Inc. ("Showco") to Clearsho, Inc. ("Clearsho"), a wholly owned subsidiary of Showco. Showco sold 100% of its interest in Clearsho to Clair Acquisition Corporation for $12,700. The net book value of the assets sold was $4,900 and the company incurred transaction costs of $700 for total costs of $5,600 which resulted in a net pre-tax gain of $7,100. Showco was dissolved in September 2002. In April 2001, the Company closed IGNITION! Creative Services, Inc. ("Ignition"). Ignition was dissolved in September 2002. Ignition provided design and production management services to corporations and business associations for conventions, business meetings and special events.

        On November 18, 2002, the Company sold substantially all of the assets of its manufacturing and sales division to Genlyte Thomas Group LLC ("Genlyte"). The sale included all of the sales, marketing, manufacturing and engineering operations associated with this division, as well as the VARI*LITE® trademark and all patents and other intellectual property associated with VARI*LITE products. As part of this transaction, the Company entered into a supply agreement, pursuant to which Genlyte agreed to manufacture and sell to the Company, for a minimum of ten years, all VARI*LITE equipment and parts to support existing and future VARI*LITE products and appointed the Company as the exclusive distributor of VARI*LITE products in Europe and Japan and a non-exclusive dealer in North America. See Note I for impairment of net assets held for sale.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from these estimates.

        All material intercompany transactions and balances have been eliminated.

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

Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," the asset and liability accounts of the Company's non-U.S. subsidiaries are translated into U.S. dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at exchange rates which approximate the average rates prevailing during the year. The cumulative translation gains and losses are a component of comprehensive income (loss) and included in stockholders' equity.

Revenue Recognition

        Revenues related to equipment rental and services are recognized using the straight-line method over the term of the rental agreements. Revenues related to the sale of products are recognized when title passes.

Research and Development

        Costs incurred in connection with the development of new products are considered research and development costs and are charged to operations as incurred.

Derivative Instruments

        As of September 30, 2002, the Company did not have any derivative financial instruments.

Fair Value of Financial Instruments

        In assessing the fair value of financial instruments at September 30, 2001 and 2002, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

        The carrying amounts of cash, receivables, payables and long-term obligations approximated fair value as of September 30, 2001 and 2002.

Equity-Based Compensation

        SFAS No. 123, "Accounting for Stock Based Compensation," establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity-based compensation, including options. The Company has elected, as provided by SFAS No. 123, not to recognize compensation expense for employee equity-based compensation as calculated under SFAS No. 123, but will recognize any related expense in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees". Disclosure of amounts required by SFAS 123 are included in Note G.

Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," and files a consolidated federal income tax return. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Provision is made for deferred taxes relating to temporary differences in the recognition of income and expense for financial reporting and for income tax purposes. A valuation allowance is provided to reduce the deferred tax asset to its net realizable value.

Net Income (Loss) Per Share

        Net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding for the applicable period. Common Stock equivalents, including warrants and options, are included, to the extent considered dilutive, using the treasury stock method and are assumed to be outstanding for the full period in the period of issuance. Options to purchase 657,900, 743,700 and 719,200 shares of Common Stock at prices ranging from $13.20 to $1.01 were outstanding at September 30, 2000, 2001 and 2002, respectively. Warrants to purchase 296,057 shares of Common Stock at a price of $3.75 were outstanding at September 30, 2000, 2001 and 2002. None of the options or warrants in 2000 and 2002 were included in the computation of diluted EPS as they were antidilutive. At September 30, 2001, 64,847 options ranging from $1.125 to $1.375 were included in the computation of diluted EPS.

Segment Reporting

        The Company operates in geographic segments located in North America, Europe and Asia. The Company markets its products and services to the entertainment industry, including concert touring, theater, television and film and corporate events markets, through various media including, but not limited to, trade shows, trade advertising and direct marketing. The Company solicits business from lighting and set designers, other specifiers and consultants, artist managers, producers, production managers, end users and production companies, promoters, rental companies, corporations and business associations. No customer has accounted for more than 10% of the Company's revenues for at least the last three fiscal years. The Company does not rely on any major customer for a significant amount of its operation. See Note N for segment information

New Accounting Pronouncements

        SFAS No. 142, "Goodwill and Other Intangible Assets," must be adopted by the Company in the first quarter of its fiscal year 2003, and will be applied to all goodwill and other intangible assets recognized on the balance sheet, regardless of when those assets were initially recognized. Goodwill must be tested for impairment as of the beginning of the fiscal year of adoption and annually thereafter. Goodwill acquired in a business combination completed after June 30, 2001 cannot be amortized.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company in fiscal 2003. This standard requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the assets.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS No. 121 and certain provisions of APB No. 30 relating to reporting of discontinued operations, effective for the Company's fiscal 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." It is effective for all such activities initiated after December 31, 2002. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value only when incurred.

        Management does not anticipate that the adoption of SFAS Nos. 142, 143, 144 or 146 will significantly impact the results of operations or financial position of the Company.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees on Indebtedness of Others." This interpretation clarifies disclosures to be made by a guarantor in its financial statements and requires the guarantor to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company must apply the interpretation to all guarantees issued or modified after December 31, 2002. The Company has not entered into or modified any guarantees since December 31, 2002.

NOTE C—INVENTORY:

        Inventory consists of the following:

	2001	2002
Raw materials	$13,494	$12,134
Inventory reserve	(408)	(2,773)
Work in progress	567	145
Finished goods	1,735	905

	$15,388	$10,411

        During the period ended September 30, 2002, an additional reserve of $4,900 was made for excess, obsolete and slow moving inventory primarily associated with repair and maintenance parts to support the Company's Series 200 and Series 300 automated lighting products.

NOTE D—OTHER ASSETS:

        Other assets consist of the following:

	2001	2002
Cash surrender value of officer and director life insurance	$1,129	$—
Patents and trademarks	231	231
Deferred financing costs	488	555
Other	561	322

	2,409	1,108
Less accumulated amortization	(333)	(509)

	$2,076	$599

NOTE E—LONG-TERM OBLIGATIONS:

        Long-term obligations expressed in U.S. dollars consist of the following:

	2001	2002
Revolving lines of credit	$2,916	$1,037
Obligations under capital lease with interest at 10.35%, maturities through 2003	820	123
Term loans with interest at 1.6% to 9.3%	19,520	19,666

	23,256	20,826
Less current portion	(4,893)	(14,014)

	$18,363	$6,812

        Based on the total borrowings outstanding as of September 30, 2001 and 2002, the weighted average interest rates were 6.98% and 6.43%, respectively.

        On December 19, 1997, the Company entered into a $50,000 multicurrency revolving credit facility (the "Old Credit Facility"). On December 29, 2000, VLPS Lighting Services, Inc. ("VLPS") entered into a new credit facility, which initially included a $12,000 Term Loan, a $5,000 Revolver and a $3,000 Capital Expenditure Loan. This facility with all subsequent amendments is herein referred to as the "New Credit Facility." As of September 30, 2002, there was $11,510 outstanding under the Term Loan and Capital Expenditure Loan and $1,037 outstanding under the Revolver. On November 18, 2002, the Company used $5,000 of the proceeds from the sale of the assets of its manufacturing and sales division to Genlyte to repay a portion of the borrowings outstanding under the Term Loan. The December 31, 2002, amendment to the New Credit Facility resulted in the repayment in full of the Term Loan and Capital Expenditure Loan and an increase in the Revolver commitment to $7,500, of which $1,600 was immediately outstanding after this amendment. Due to the repayment of the Term Loan and Capital Expenditure Loan, the Company has classified $10,900 as current as of September 30, 2002. Borrowings under the Revolver are subject to availability under a borrowing base of eligible lighting rental assets, inventory and accounts receivable (as defined in the New Credit Facility). Prior to June 30, 2002, all outstanding borrowings under the New Credit Facility accrued interest at the lender's base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively. From June 30, 2002 through December 30, 2002, all outstanding borrowings under the New Credit Facility accrued interest at the lender's base rate or LIBOR, plus a rate margin ranging from 1.25% to 1.75% or 3.00% to 3.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). Beginning on December 31, 2002, all outstanding borrowings under the New Credit Facility accrue interest at the lender's base rate or LIBOR, plus a rate margin of 0.50% and 2.25%, respectively. The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of VLPS, and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the New Credit Facility. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2005. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

        Beginning in fiscal 2001, the Company's London subsidiary began financing its capital expenditures with British pound sterling loans from a U. K. bank (collectively, the "London Bank Loans") that amortize over 48 to 60 months and accrue interest at various rates ranging from 7.60% to 9.10%. Proceeds received under this type of financing were approximately 4,500 British pounds sterling (USD 6,500) and 800 British pounds sterling (USD 1,100) for fiscal 2001 and 2002, respectively. The London Bank Loans are secured by all of the assets of the Company's London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

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

        Maturities of long-term obligations, including capital lease obligations, are approximately as follows:

2003	$14,014
2004	4,341
2005	1,869
2006	392
2007	210

$20,826

        Net interest expense consists of the following:

	Interest Expense	Interest Income	Net Interest Expense
Fiscal 2000	$5,326	$146	$5,180
Fiscal 2001	2,434	140	2,294
Fiscal 2002	1,778	164	1,614

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

        The Company has a Stockholders Rights Plan (the "Rights Plan") that is designed to provide protection against coercive or unfair takeover tactics. Under the Rights Plan, the Company made a dividend distribution of one preferred stock purchase right for each share of Common Stock held of record as of September 27, 1999. Each right entitles the holder to buy one-one thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an initial exercise price of $8.50. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock or announces a tender offer which would result in such a person or group beneficially owning 15% or more of the Company's Common Stock. At that time, each Right not owned by such person or group will entitle its holder to purchase, at the Rights' then current exercise price, shares of the Company's Common Stock having a value of twice the Rights' exercise price. The Rights are redeemable by the Company and expire on September 26, 2009.

        The Company has a fixed option plan which allows for the issuance of stock options and reserves shares of Common Stock for issuance to executives, key employees and directors. No compensation cost has been recognized for the stock options all of which were issued at or above fair value at the date of grant in fiscal 2000, 2001 and 2002. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 2000, 2001 and 2002 consistent with the provisions in SFAS No. 123, the Company's net income and earnings per share would have been as follows:

	2000	2001	2002
Net income (loss)	$(745)	$2,106	$(12,648)
Basic and diluted net income (loss) per share	$(0.10)	$0.27	$(1.62)

        The weighted-average fair value of the individual options granted during fiscal 2000, 2001 and 2002 was estimated at $0.47, $0.40 and $0.34, respectively, on the date of grant. The fair values were determined using a Black-Scholes option pricing model with the following assumptions:

	2000	2001	2002
Dividend yield	0	0	0
Volatility	30%	30%	30%
Risk-free interest rate	6%	4%	4%
Expected life	5 yrs.	5 yrs.	5 yrs.

        Under the plan, the total number of stock options that may be granted is 1,200,000. The price of the options granted pursuant to the plan are equal to the fair market value of the Common Stock on the date of grant. The options vest over a two month to five year period and expire no later than ten years from the date of grant.

	2000		2001		2002
	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price
Outstanding—Beginning of year	736	$4.58	658	$4.56	744	$2.16
Granted	77	1.38	285	1.18	5	1.01
Exercised	—	—	—	—	—	—
Forfeited	(155)	3.08	(199)	8.66	(30)	1.51
Canceled or expired	—	—	—	—	—	—

Outstanding—End of year	658	4.56	744	2.16	719	2.18

Exercisable—End of year	195	5.97	219	3.05	360	2.71

        The exercise prices, number of options outstanding and remaining contractual life at September 30, 2002, are shown in the following table:

	Outstanding		Exercisable
Exercise Price	Number (000)	Remaining Contractual Life (years)	Number (000)
$ 1.01	5	9.7	—
$ 1.125	293	7.6	110
$ 1.20	30	8.8	6
$ 1.30	40	8.6	8
$ 1.375	64	7.2	26
$ 1.50	20	8.7	4
$ 3.75	264	5.2	203
$12.00	3	5.0	3

        In connection with the Company's Old Credit Facility, the Company issued warrants to purchase up to 296,057 shares of Common Stock at $3.75 per share. The terms of the warrants also provide for registration rights and adjustments to the price and number of shares in certain circumstances. The warrants expire on December 31, 2004 and as of September 30, 2002, no warrants had been exercised.

NOTE H—LEASES:

As Lessor

        The Company was a lessor under sales-type leases. Leases classified as sales-type leases generally stipulated that all lease payments be made within 30 days of the commencement of the lease term; however, the Company had also entered into certain sales-type leases that allowed for periodic payments throughout the term of the lease. The Company recorded revenues of $1,222, $0 and $0 and product sales and services costs of $683, $0 and $0 for the years ended September 30, 2000, 2001 and 2002, respectively, related to sales-type leases.

As Lessee

        The Company leases certain computers and equipment. The following is a summary of assets held under capital leases:

	2001	2002
Computers and equipment under capital leases	$2,131	$2,131
Less accumulated depreciation	(2,129)	(2,131)

Property under capital leases, net	$2	$0

        The Company also leases manufacturing facilities and office space. The future minimum lease payments as of September 30, 2002, including those which relate to capital leases which are included in long-term obligations, are as follows:

	Capital	Operating
Year one	$125	$2,537
Year two	—	2,166
Year three	—	1,908
Year four	—	1,748
Year five	—	1,231
Thereafter	—	3,429

Total minimum lease payments	125	$13,019

Less amount representing interest	(2)

Present value of net minimum lease payments	123
Less current portion	(123)

Long-term lease obligations	$—

        Rental expense for the years ended September 30, 2000, 2001 and 2002 was $3,405, $2,976 and $2,965, respectively.

NOTE I—IMPAIRMENT OF ASSETS AND NET ASSETS HELD FOR SALE:

        In fiscal 2000, the Company made the decision to sell its non-core continental European rental operations and Showco which represented the Company's North American concert sound reinforcement business. On June 30, 2000, the Company sold its Madrid, Spain operations and related assets for $2,394. On October 26, 2000, the Company sold the remainder of its continental European rental operations and related assets for $7,974. These transactions resulted in a pre-tax loss of $3,850 which was recognized in fiscal 2000 as an impairment of assets held for sale in accordance with SFAS No. 121. On November 17,

2000, the Company sold its North American concert sound reinforcement business for 12,746, which resulted in a pre-tax gain of $7,100.

        In the fourth quarter of fiscal 2002, the Company made the decision to sell its manufacturing and sales division. On November 18, 2002, the Company sold substantially all of the assets of that division to Genlyte for $10,641. This transaction resulted in a pre-tax loss of $4,500 of which $3,500 was recognized in fiscal 2002 as an impairment of net assets held for sale in accordance with SFAS No. 121. The remaining charge of $1,000, which represents severance payments, will be recognized in the first quarter of fiscal 2003.

        At September 30, 2002, the consolidated balance sheet included the following net assets held for sale, which represented the assets of the Company's manufacturing and sales division:

ASSETS
CURRENT ASSETS:
Cash	$—
Receivables, less allowance for doubtful accounts of $76	2,649
Inventory, less valuation allowance of $2,773	9,689
Prepaid expense and other current assets	129

TOTAL CURRENT ASSETS	12,467
EQUIPMENT AND OTHER PROPERTY:
Lighting and sound equipment	5,032
Machinery and tools	2,596
Furniture and fixtures	3,368
Office and computer equipment	7,374

18,370
Less accumulated depreciation and amortization	17,759

611
OTHER ASSETS	19

TOTAL ASSETS	$13,097

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$701
Accrued liabilities	1,346
Current portion of long-term obligations	10

TOTAL CURRENT LIABILITIES	2,057
LONG-TERM OBLIGATIONS	11

TOTAL LIABILITIES	2,068

NET ASSETS HELD FOR SALE	$11,029

        The consolidated statements of operations and comprehensive income (loss) for the year ended September 30, 2002, includes the following operating results from the manufacturing and sales division:

2002
Rental revenues	$—
Product sales and services revenues	15,178

TOTAL REVENUES	15,178
Rental cost	—
Product sales and services cost	10,441
Reserve for excess, slow moving and obsolete inventory	4,900

TOTAL COST OF SALES	15,341

GROSS LOSS	(163)
Selling, general and administrative expense	6,859
Research and development expense	4,287
Impairment of assets	3,500

TOTAL OPERATING EXPENSES	14,646

OPERATING LOSS	(14,809)
Interest expense (net)	12

LOSS BEFORE INCOME TAXES	(14,821)
Income tax benefit	(5,854)

NET LOSS	$(8,967)

NOTE J—SALE OF BUILDING LEASE:

        In August 2000, the Company sold the building lease for its New York office for $2,600, which resulted in a net gain of $2,300.

NOTE K—SETTLEMENT OF LAWSUIT:

        In November 1998, the Company brought suit asserting a number of claims of infringement of several of its patents by Martin Gruppen A/S and Martin Professional A/S (collectively "Martin") seeking monetary damages and injunctive relief to prevent future patent infringement. In July 1999, the court entered a preliminary injunction prohibiting Martin from making, using, leasing or offering for sale or lease in the United States, certain products. In August 2000, the Company negotiated a settlement with Martin, the terms of which included a cash payment of $5,000 to the Company and authorization for Martin to continue to sell all existing products that were subject to the Company's patents. This settlement resulted in a net gain of $1,693 that was recognized in fiscal 2000.

NOTE L—INCOME TAXES:

        The provision for income taxes consists of the following:

	2000	2001	2002
Current:
U.S. Federal	$—	$70	$(211)
State	4	15	46
International	330	255	1,100
Deferred:
U.S. Federal	(494)	84	(2,375)
State	(44)	7	(210)
International	17	1,125	374

Income tax expense (benefit)	$(187)	$1,556	$(1,276)

        A reconciliation of income taxes computed at the U.S. Federal statutory tax rate to the provision for income taxes is as follows:

	2000	2001	2002
Income tax expense at U.S. Federal statutory rate	$(161)	$1,362	$(4,628)
International taxes	(47)	130	588
State taxes	(24)	10	30
Conversion of foreign tax credits and adjustments	—	—	981
Increase in valuation reserve	—	—	1,715
Other	45	54	38

	$(187)	$1,556	$(1,276)

        Deferred income taxes reflect the net tax effects of deductible temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income taxes consist of the following:

	2001	2002
Deferred tax asset
Foreign tax credit carryover	$2,531	$—
Net operating loss carryover	1,089	273
Alternative minimum tax credit carryover	597	571
General business credit	780	748
Dividend from foreign operations	1,170	1,170
Accrued impairment costs—sale of European operations	592	—
Impairment costs—sale of manufacturing division	—	1,813
Other tax asset items	368	306
Inventory reserves	—	1,829
Capitalized costs	805	909
Vacation pay	305	431
Deferred tax liability
Depreciation	(9,438)	(5,843)
Other tax liability items	(215)	301

Total	(1,416)	2,508
Less: Valuation allowance	(793)	(2,508)

Net deferred income taxes	$(2,209)	$—

        For tax purposes, the Company has a net operating loss carryover of $737 that will expire in 2019 through 2021. In addition, approximately $571 of alternative minimum tax credits (which do not expire) are available to offset future regular tax liability. The Company also has general business credit carryforwards of $748 that will expire in 2011 through 2019. The benefit of this tax credit carryforward has been recognized for financial statement purposes as part of deferred taxes.

        International income taxes relate to the Company's operations in England and Japan.

NOTE M—EMPLOYEE BENEFIT PLANS:

        The Company has a defined contribution 401(k) plan in which substantially all of its U.S. employees can elect to be participants. Under the terms of the 401(k) plan, employees can defer up to 20% of their earnings up to the permitted maximum as defined by IRS regulations. The Company matches 50% of the employee's contribution up to 5% of the employee's earnings during the plan year. During the fiscal years ended September 30, 2000, 2001 and 2002, the Company's cost to match employee contributions was approximately $320, $208 and $244, respectively.

        Substantially all employees of the Company's London-based operations may elect to be participants in the Vari-Lite Europe Pension Plan ("VLEH Pension Plan"). The plan is a defined contribution plan under which employees may contribute up to 3% of their base salaries. The Company makes contributions at a rate of 200% of the employee contributions, with additional contributions made for certain key employees. The Company incurred costs of $154, $119 and $117, representing matching contributions for the years ended September 30, 2000, 2001 and 2002, respectively.

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

        Prior to January 1, 2001, the Company maintained an employee stock equivalence plan ("ESEP") for the Company's non-U.S. subsidiaries, which was effective January 1, 1995, in which its employees were eligible to participate after completing one year of service, attaining age 21 and for London-based employees, participating in the VLEH Pension Plan. Each year the Company made discretionary contributions of stock to the ESEP as determined by the Board of Directors or a committee thereof. Participants' interests in the ESEP were distributed in the form of cash upon normal retirement, disability, death or at a specific time after any other termination of employment.

        In 2000, the Company accrued $250 for contribution to the ESOP and ESEP and subsequently in 2001 purchased 155,243 shares on the open market. In 2001, the Company accrued $250 for contribution to the ESOP and subsequently in 2002 purchased 108,384 shares on the open market. In 2002, the Company accrued $250 for contribution to the ESOP of which $124 was funded at September 30, 2002.

NOTE N—SEGMENT INFORMATION:

        In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operation segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in one industry segment. Information about the Company's operations for the fiscal years ended September 30, 2000, 2001 and 2002 is presented below:

	North America	Asia	Europe	Intercompany	Total
September 30, 2000:
Net Revenues from unaffliliated customers	$57,004	$10,430	$26,254	$—	$93,688
Intersegment sales	19,668	251	1,139	(21,058)	—

Total net revenues	76,672	10,681	27,393	(21,058)	93,688
Operating income (loss)	4,057	(8)	657	—	4,706
Depreciation and amortization	11,654	182	2,005	—	13,841
Total assets	76,671	8,157	16,222	(6,347)	94,703
September 30, 2001:
Net Revenues from unaffliliated customers	$50,931	$8,782	$13,350	$—	$73,063
Intersegment sales	8,139	84	166	(8,389)	—

Total net revenues	59,070	8,866	13,516	(8,389)	73,063
Operating income (loss)	2,102	875	3,323	—	6,300
Depreciation and amortization	7,816	249	2,414	(18)	10,461
Total assets	62,267	8,963	18,048	(9,060)	80,218
September 30, 2002:
Net Revenues from unaffliliated customers	$38,320	$12,227	$15,528	$—	$66,075
Intersegment sales	13,789	76	114	(13,979)	—

Total net revenues	52,109	12,303	15,642	(13,979)	66,075
Operating income (loss)	(14,646)	1,415	1,233	—	(11,998)
Depreciation and amortization	8,381	307	2,330	(178)	10,840
Total assets	48,813	8,906	16,153	(9,572)	64,300

NOTE O—RELATED PARTY TRANSACTIONS:

        Certain directors provided consulting services to the Company and received fees totaling approximately $241, $236 and $165 for each of the years ended September 30, 2000, 2001 and 2002.

        Certain directors received payments under deferred compensation agreements. Those amounts totaled approximately $334, $334 and $167 for each of the years ended September 30, 2000, 2001 and 2002, respectively.

        The Company paid premiums for life insurance policies for certain directors which amounted to $172, $172 and $0 for the years ended September 30, 2000, 2001 and 2002, respectively.

        On June 30, 2002, the Company cancelled all consulting and deferred compensation agreements between the Company and certain directors of the Company, except one consulting agreement that was amended to terminate the Company's obligation to pay consulting fees. In addition, the Company assigned all of its rights and obligations under split-dollar agreements with certain directors, including its obligation to pay future premiums on life insurance policies and its interest in the collateral assignment of death benefits under those policies, to the respective directors or their designees. Under the collateral assignment, the Company was entitled to recoup the cumulative premiums paid by the Company from the cash surrender value or death benefits under the policies. As a result of the assignment, the Company expensed receivables related to premiums paid under those policies of $1,348 during fiscal 2002. The cancellation of the deferred compensation and consulting agreements, combined with reductions in directors fees and base compensation to the Company's Chief Executive Officer will result in annualized cash savings of $600. Additionally, the assignment of the Company's obligations under the split-dollar life insurance agreements will result in cash savings of $700.

        From time to time, the Company purchases lighting and production products from and sells lighting products to a party related to one of the Company's office managers. Amounts purchased from the party totaled approximately $320, $1,252, $438 and amounts sold to the party totaled approximately $0, $105 and $400 for the fiscal years ended September 30, 2000, 2001, and 2002, respectively.

NOTE P—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

        The following summarizes the unaudited quarterly results of operations for the years ended September 30, 2000, 2001 and 2002:

	Year Ended September 30, 2000
	December 31	March 31	June 30	September 30
Total Revenues	$27,679	$20,719	$21,509	$23,781
Operating income (loss)	3,362	(791)	549	1,586
Net income (loss)	1,272	(1,241)	(392)	74
Net income (loss) per basic and diluted share	0.16	(0.16)	(0.05)	0.01
Common Stock price per share
High	1.688	4.000	2.750	1.500
Low	0.938	0.938	0.875	0.688
	Year Ended September 30, 2001
	December 31	March 31	June 30	September 30
Total Revenues	$20,378	$18,337	$15,584	$18,764
Operating income (loss)	8,229	115	(1,800)	(244)
Net income (loss)	4,403	(229)	(1,301)	(423)
Net income (loss) per basic and diluted share	0.56	(0.03)	(0.17)	(0.05)
Common Stock price per share
High	2.500	2.250	2.000	1.540
Low	0.625	0.750	1.210	0.780
	Year Ended September 30, 2002
	December 31	March 31	June 30	September 30
Total Revenues	16,775	14,612	15,585	19,103
Operating income (loss)	(385)	(1,093)	(7,775)	(2,745)
Net income (loss)	(450)	(812)	(6,706)	(4,368)
Net income (loss) per basic and diluted share	(0.06)	(0.10)	(0.86)	(0.56)
Common Stock price per share
High	1.350	1.850	1.790	1.460
Low	0.940	1.010	1.000	0.810

        The operating income for the quarter ended June 30, 2000, includes a $650 write-down of VLPS Madrid assets to their net realizable value. The operating income for the quarter ended September 30, 2000, includes gains on the settlement of the patent infringement lawsuit and the sale of a building lease in New York of $3,993 partially offset by charges of $3,200 for the impairment of assets used in the Company's continental European operations. The operating income for the quarter ended December 31, 2000, includes a $7,100 gain on the sale of the Company's concert sound reinforcement business. The operating loss for the quarter ended June 30, 2002, includes a reserve of $4,900 for excess, slow moving and obsolete inventory and the write-off of receivables related to premiums paid under split-dollar life insurance policies of $1,348. The operating loss for the quarter ended September 30, 2002, includes a $3,500 write-down of the manufacturing and sales division assets to their net realizable value.

NOTE Q—SUBSEQUENT EVENTS:

        On November 18, 2002, the Company sold substantially all of the assets of its manufacturing and sales division to Genlyte for $10,641 of which $5,000 of the proceeds were used to repay a portion of the Term Loan (See Note E). The sale included all of the sales, marketing, manufacturing and engineering operations associated with this division as well as the VARI*LITE® trademark and all patents and other intellectual property associated with VARI*LITE products. This transaction resulted in a pre-tax loss of $4,500 of which $3,500 was recognized in fiscal 2002 as an impairment of net assets held for sale. The remaining charge of $1,000, which represents severance payments, will be recognized in the first quarter of fiscal 2003. As part of this transaction, the Company entered into a supply agreement, pursuant to which, Genlyte agreed to manufacture and sell to the Company, for a minimum of ten years, all VARI*LITE equipment and parts to support existing and future VARI*LITE products and appointed the Company as the exclusive distributor of VARI*LITE products in Europe and Japan and a non-exclusive dealer in North America.

        On December 31, 2002, the Company amended the New Credit Facility which resulted in the repayment and termination of the Term Loan and Capital Expenditure Loan and increased the Revolver commitment to $7,500. (See Note E). This amendment also modified the financial covenants and extended the maturity date of the New Credit Facility from December 31, 2003 to December 31, 2005.

        Management believes that cash flow generated from operations and borrowing capacity under the New Credit Facility will be sufficient to meet the anticipated operating cash needs and capital expenditures for the next 12 months. Because the Company's future operating results will depend on a number of factors, including the demand for the Company's products and services, the Company's ability to achieve competitive and technological advances, general and economic conditions and other factors beyond the Company's control, there can be no assurance the sufficient capital resources will be available to fund the business beyond such periods.

Schedule II

Vari-Lite International, Inc.
Valuation and Qualifying Accounts
For the Years Ended September 30, 2000, 2001 and 2002
(in thousands of dollars)

Description	Beginning Balance	Charged to Costs and Expenses	Write-offs and Discounts Allowed	Ending Balance
September 30, 2000
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	720	178	(158)	740
Allowance for excess and obsolete inventory	624	—	(232)	392
Allowance for foreign tax credits	544	—	(287)	257
September 30, 2001
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	740	366	(503)	603
Allowance for excess and obsolete inventory	392	16	—	408
Allowance for foreign tax credits	257	536	—	793
September 30, 2002
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	603	336	(112)	827
Allowance for excess and obsolete inventory	408	4,900	(2,535)	2,773
Allowance for deferred tax assets	793	1,715	—	2,508

S-1