Form 10-Q
period 2002-12-31
VARI LITE INTERNATIONAL INC
filed 2003-02-19
CIK 1033491

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of February 14, 2003, there were 7,480,103 shares of Common Stock outstanding.

VARI-LITE INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2002

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2002	December 31, 2002
	(In thousands except share data)
ASSETS
CURRENT ASSETS:
Cash	$2,296	$3,052
Receivables, less allowance for doubtful accounts of $827 and $715	7,016	7,279
Inventory	338	128
Prepaid expense and other current assets	1,306	808
Assets held for sale (Note 1)	13,097	—

TOTAL CURRENT ASSETS	24,053	11,267
EQUIPMENT AND OTHER PROPERTY:
Lighting and sound equipment	101,372	103,668
Machinery and tools	1,169	1,179
Furniture and fixtures	864	1,002
Office and computer equipment	3,355	3,442
Repair and maintenance inventory	384	590

	107,144	109,881
Less accumulated depreciation and amortization	67,477	70,194

	39,667	39,687
OTHER ASSETS	580	353

TOTAL ASSETS	$64,300	$51,307

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,709	$4,406
Accrued liabilities	2,500	3,312
Unearned revenue	1,632	1,396
Income taxes payable	329	295
Current portion of long-term obligations	14,003	2,994
Liabilities held for sale (Note 1)	2,068	—

TOTAL CURRENT LIABILITIES	24,241	12,403
LONG-TERM OBLIGATIONS	6,801	6,221
DEFERRED INCOME TAXES	—	—

TOTAL LIABILITIES	31,042	18,624
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares issued)	—	—
Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares issued; 7,800,003 shares outstanding)	785	785
Treasury Stock	(186)	(186)
Additional paid-in capital	25,026	25,026
Accumulated other comprehensive income—foreign currency translation adjustment	1,058	1,594
Retained earnings	6,575	5,464

TOTAL STOCKHOLDERS' EQUITY	33,258	32,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,300	$51,307

See notes to condensed consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended December 31, 2001 and 2002

(Unaudited)

	2001	2002
	(In thousands except share data)
Rental revenues	$11,119	$12,523
Product sales and services revenues	2,044	2,856

TOTAL REVENUES	13,163	15,379
Rental cost	5,096	5,517
Product sales and services cost	1,172	2,156

TOTAL COST OF SALES	6,268	7,673

GROSS PROFIT	6,895	7,706
Selling, general and administrative expense	4,857	5,885
Research and development expense	342	244

TOTAL OPERATING EXPENSES	5,199	6,129

OPERATING INCOME	1,696	1,577
Interest expense (net)	354	548

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,342	1,029
Income tax expense	517	351

INCOME FROM CONTINUING OPERATIONS	825	678
DISCONTINUED OPERATIONS (Note 1)
Loss from operations of sales and manufacturing business (including loss on disposal of $1,000 in 2002)	(1,275)	(1,788)

NET LOSS	(450)	(1,110)
Other comprehensive income (loss)—foreign currency translation adjustment	(623)	536

COMPREHENSIVE LOSS	$(1,073)	$(574)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	7,800,003	7,800,003

PER SHARE INFORMATION BASIC AND DILUTED:
Net loss	$(0.06)	$(0.14)

See notes to condensed consolidated financial statements.

VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2001 and 2002

(Unaudited)

	2001	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(450)	$(1,110)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,604	2,543
Amortization of note discount and deferred loan fees	43	60
Provision for doubtful accounts	71	93
Deferred income taxes	(647)	—
Severance accrual	—	1,000
Loss from the early extinguishment of debt	—	215
(Gain) loss on sale of equipment and other property	23	(53)
Net change in assets and liabilities:
Accounts receivable	898	1,388
Prepaid expenses	(637)	527
Inventory	(1,139)	253
Other assets	30	(29)
Accounts payable, accrued liabilities and income taxes payable	(180)	(1,253)
Unearned revenue	(409)	(238)

Net cash provided by operating activities	207	3,396
Cash flows from investing activities:
Capital expenditures, including rental equipment	(589)	(2,116)
Proceeds from sale of manufacturing and sales business	—	10,647
Proceeds from sale of equipment	35	184

Net cash provided by (used in) investing activities	(554)	8,715
Cash flows from financing activities:
Proceeds from issuance of debt	14,903	25,174
Principal payments on debt	(15,366)	(36,929)

Net cash used in financing activities	(463)	(11,755)
Effect of exchange rate changes on cash and cash equivalents	(510)	400

Net increase (decrease) in cash during the period	(1,320)	756
Cash, beginning of period	3,686	2,296

Cash, end of period	$2,366	$3,052

Supplemental Cash Flow Information
Cash paid for interest expense	$376	$235
Cash paid for income taxes	$639	$247

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

        On November 18, 2002, the Company sold substantially all of the assets of its manufacturing and sales business to Genlyte Thomas Group LLC ("Genlyte") for $10,647. The sale included all of the sales, marketing, manufacturing and engineering operations associated with this business, as well as the VARI*LITE® trademark and substantially all patents and other intellectual property associated with VARI*LITE products. This transaction resulted in a pre-tax loss of $4,500, of which $3,500 was recognized in fiscal 2002 as an impairment of net assets held for sale. The remaining charge of $1,000, which represents severance payments, was recognized in the first quarter of fiscal 2003. As part of this transaction, the Company entered into a supply agreement, pursuant to which Genlyte agreed to manufacture and sell to the Company, for a minimum of ten years, all VARI*LITE equipment and parts to support existing and future VARI*LITE products and appointed the Company as the exclusive distributor of VARI*LITE products in Europe and Japan and a non-exclusive dealer in North America.

        On October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the September 30, 2002 Balance Sheet has been reclassified to reflect the assets and liabilities from the manufacturing and sales business as held for sale and the Statements of Operations for the three-months ended December 31, 2001 and 2002, reflect the results of operations of the manufacturing and sales business as discontinued operations. The operations of the manufacturing and sales business are included only through the date of the sale.

        In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2003.

        For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

2. Inventory

        Inventory consists of the following:

	September 30, 2002	December 31, 2002
Finished goods for resale	$338	$128

	$338	$128

3. Debt

        On December 19, 1997, the Company entered into a $50,000 multicurrency revolving credit facility (the "Old Credit Facility"). On December 29, 2000, VLPS Lighting Services, Inc. ("VLPS") entered into a new credit facility, which initially included a $12,000 Term Loan, a $5,000 Revolver and a $3,000 Capital Expenditure Loan. This facility with all subsequent amendments is herein referred to as the "New Credit Facility." On November 18, 2002, the Company used $5,000 of the proceeds from the sale of the assets of its manufacturing and sales business to Genlyte to repay a portion of the borrowings outstanding under the Term Loan. Pursuant to an amendment to the New Credit Facility on December 31, 2002, the Term Loan and Capital Expenditure Loan were paid in full, the Revolver commitment was increased to $7,500 and capitalized loan origination fees of $215 were written off. As of December 31, 2002, there was $1,597 outstanding under the Revolver. Due to the repayment of the Term Loan and Capital Expenditure Loan, the Company classified $10,900 as current debt as of September 30, 2002. Borrowings under the Revolver are subject to availability under a borrowing base of eligible lighting rental assets, inventory and accounts receivable (as defined in the New Credit Facility). As of December 31, 2002, the eligible borrowing base exceeded the Revolver commitment of $7,500. Prior to June 30, 2002, all outstanding borrowings under the New Credit Facility accrued interest at the lender's base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively. From June 30, 2002 through December 30, 2002, all outstanding balances under the New Credit Facility accrued interest at the lender's base rate or LIBOR, plus a rate margin ranging from 1.25% to 1.75% or 3.00% to 3.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). Beginning on December 31, 2002, all outstanding balances under the New Credit Facility accrue interest at the lender's base rate or LIBOR, plus a rate margin of 0.50% and 2.25%, respectively. The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of VLPS, and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the Revolver. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2005. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

        Beginning in fiscal 2001, the Company's London subsidiary began financing its capital expenditures with British pounds sterling loans from a U. K. bank (collectively, the "London Bank Loans") that amortize over 48 to 60 months and accrue interest at various rates ranging from 7.6% to 9.10%. Borrowings outstanding at September 30, 2002 and December 31, 2002 were approximately $5,467 and $5,123, respectively. The London Bank Loans are secured by all of the assets of the Company's London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

        The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment. These loans are typically amortized over three to five years and accrue interest at various rates ranging from 1.62% to 10.35%. Borrowings outstanding under this type of financing at September 30, 2002 and December 31, 2002 were approximately $2,324 and $1,946, respectively.

4. Commitments and Contingencies

        In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including patent infringement claims. The Company is not currently involved in any material legal proceedings.

5. Segment Reporting

        In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments for financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company's operations for the three-month periods ended December 31, 2001 and 2002 is presented below:

	Three Months Ended December 31, 2001
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$5,904	$3,357	$3,902	$—	$13,163
Intersegment sales	699	5	—	(704)	—

Total net revenues	6,603	3,362	3,902	(704)	13,163
Operating income (loss)	88	844	764	—	1,696
Depreciation and amortization	1,782	59	586	—	2,427
Total assets	61,925	7,751	15,924	(8,242)	77,358
	Three Months Ended December 31, 2002
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$7,214	$2,556	$5,609	$—	$15,379
Intersegment sales	574	4	71	(649)	—

Total net revenues	7,788	2,560	5,680	(649)	15,379
Operating income (loss)	386	373	818	—	1,577
Depreciation and amortization	1,831	74	600	—	2,505
Total assets	34,660	8,942	17,175	(9,470)	51,307

6. Net Loss Per Share

      Basic net loss per share is computed based upon the weighted average number of common shares outstanding. Diluted net loss per share reflects the dilutive effect, if any, of stock options and warrants.

	Three Months ended December 31,
	2001	2002
Weighted average shares outstanding	7,800,003	7,800,003
Dilutive effect of stock options and warrants after application of treasury stock method	—	—

Shares used in calculating diluted net loss per share	7,800,003	7,800,003

        For the three-month period ended December 31, 2001 and 2002, net loss per share excludes stock options of 730,200 and 874,200, respectively, and warrants of 296,057 and 296,057, respectively, which were anti-dilutive.

7. Subsequent Event

        In January 2003, the Company repurchased 319,900 shares of Common Stock for approximately $399 which approximated the market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

        On November 18, 2002, the Company sold substantially all of the assets of its manufacturing and sales business to Genlyte Thomas Group LLC ("Genlyte") for $10,647. The sale included all of the sales, marketing, manufacturing and engineering operations associated with this business, as well as the VARI*LITE® trademark and substantially all patents and other intellectual property associated with VARI*LITE products. This transaction resulted in a pre-tax loss of $4,500, of which $3,500 was recognized in fiscal 2002 as an impairment of net assets held for sale. The remaining charge of $1,000, which represents severance payments, was recognized in the first quarter of fiscal 2003. As part of this transaction, the Company entered into a supply agreement, pursuant to which Genlyte agreed to manufacture and sell to the Company, for a minimum of ten years, all VARI*LITE equipment and parts to support existing and future VARI*LITE products and appointed the Company as the exclusive distributor of VARI*LITE products in Europe and Japan and a non-exclusive dealer in North America.

        On October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the September 30, 2002 Balance Sheet has been reclassified to reflect the assets and liabilities from the manufacturing and sales business as held for sale and the Statements of Operations for the three-months ended December 31, 2001 and 2002, reflect the results of operations of the manufacturing and sales business as discontinued operations. The operations of the manufacturing and sales business are included only through the date of the sale.

        Revenues.    Total revenues for the three-month period ended December 31, 2002 were $15.4 million compared to the three-month period ended December 31, 2001 of $13.2 million. The components of these revenues are set forth below.

        Rental Revenues.    Rental revenues increased 12.6%, or $1.4 million, to $12.5 million in the three-month period ended December 31, 2002, compared to $11.1 million in the three-month period ended December 31, 2001. This increase was due to overall market improvements in the Company's North American and London offices and increased revenues from concert touring which is primarily attributable to revenues earned by the Company for equipment and services provided for the Rolling Stones Licks World Tour 2002/03.

        Product Sales and Services Revenues.    Product sales and services revenues increased 39.7%, or $0.8 million, to $2.9 million in the three-month period ended December 31, 2002, compared to $2.1 million in the three-month period ended December 31, 2001. This increase was due to an increase in product sales by the Company's foreign offices.

        Rental Cost.    Rental cost increased 8.2%, or $0.4 million, to $5.5 million in the three-month period ended December 31, 2002, compared to $5.1 million in the three-month period ended December 31, 2001. However, rental cost as a percentage of rental revenues decreased to 44.1% in the three-month period ended December 31, 2002, from 45.8% in the three-month period ended December 31, 2001. This decrease was due to depreciation expense representing a lower percentage of revenues during the three-month period ended December 31, 2002 as a result of increased revenues compared to the three-month period ended December 31, 2001.

        Product Sales and Services Cost.    Product sales and services cost increased 84.0%, or $1.0 million, to $2.2 million in the three-month period ended December 31, 2002, compared to $1.2 million in the three-month period ended December 31, 2001. This increase was primarily due to increased new product sales. Product sales and services cost as a percentage of product sales and services revenues increased to 75.5% in the three-month period ended December 31, 2002, from 57.3% in the three-month period ended December 31, 2001 primarily due to higher product sales cost as a percentage of respective revenues associated with the sale of new products during the three-month period ended December 31, 2002.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased 21.2%, or $1.0 million, to $5.9 million in the three-month period ended December 31, 2002, compared to $4.9 million in the three-month period ended December 31, 2001. This increase was primarily due to higher employee bonuses and higher costs associated with the Company's London and Tokyo operations due to the currency fluctuations between the U.S. dollar and the Japanese yen and British pound during the three month period ended December 31, 2002 when compared to the three month period ended December 31, 2001. This expense as a percentage of total revenues increased to 38.3% in the three-month period ended December 31, 2002, from 36.9% in the three-month period ended December 31, 2001.

        Research and Development Expense.    Research and development expense decreased 28.7%, or $0.1 million, to $0.2 million in the three-month period ended December 31, 2002, compared to $0.3 million in the three-month period ended December 31, 2001. This expense as a percentage of total revenues decreased to 1.6% in the three-month period ended December 31, 2002, from 2.6% in the three-month period ended December 31, 2001. These decreases were primarily due to cost reductions made during fiscal 2002.

        Interest Expense.    Interest expense increased 54.8%, or $0.2 million, to $0.5 million in the three-month period ended December 31, 2002, compared to $0.3 million in the three-month period ended December 31, 2001. This increase was due to a non-cash charge of $0.2 million in the three-month period ended December 31, 2002 relating to the write-off of capitalized loan origination costs due to the early extinguishment of debt with proceeds from the sale of the manufacturing and sales business in November 2002.

        Discontinued Operations.    In November 2002, the Company sold substantially all of the assets of its manufacturing and sales business. The sale included all of the sales, marketing, manufacturing and engineering operations associated with this business, as well as the VARI*LITE® trademark and substantially all patents and other intellectual property associated with VARI*LITE products. This transaction resulted in a pre-tax loss of $4.5 million, of which $3.5 million was recognized in fiscal 2002 as an impairment of net assets held for sale. The remaining charge of $1.0 million, which represents severance payments, was recognized in the first quarter of fiscal 2003. The operating results for this business are included in discontinued operations. The loss from discontinued operations increased 40.2% or $0.5 million, to $1.8 million in the three-month period ended December 31, 2002 compared to $1.3 million in the three-month period ended December 31, 2001. The increase in the loss of the discontinued operations is primarily due to the accrual of $1.0 million of severance expenses during the three-month period ended December 31, 2002.

        Income Taxes.    The effective tax rates in the three-month periods ended December 31, 2002 and 2001 were 34.1% and 38.5%, respectively.

Liquidity and Capital Resources

        Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from customers. The Company's operating activities generated cash flow of $0.2 million and $3.4 million, respectively, in the three-month periods ending December 31, 2001 and 2002.

        On December 19, 1997, the Company entered into a $50.0 million multicurrency revolving credit facility (the "Old Credit Facility"). On December 29, 2000, VLPS Lighting Services, Inc. ("VLPS"),

entered into a new credit facility, which initially included a $12.0 million Term Loan, a $5.0 million Revolver and a $3.0 million Capital Expenditure Loan. This facility with all subsequent amendments is herein referred to as the "New Credit Facility." On November 18, 2002, the Company used $5.0 million of the proceeds from the sale of the assets of its manufacturing and sales business to Genlyte to repay a portion of the borrowings outstanding under the Term Loan. Purusant to an amendment to the New Credit Facility on December 31, 2002, the Term Loan and Capital Expenditure Loan were paid in full, the Revolver commitment was increased to $7.5 million and capitalized loan origination fees of $0.2 million were written off. As of December 31, 2002, there was $1.6 million outstanding under the Revolver. Due to the repayment of the Term Loan and Capital Expenditure Loan, the Company classified $10.9 as current debt as of September 30, 2002. Borrowings under the Revolver are subject to availability under a borrowing base of eligible lighting rental assets, inventory and accounts receivable (as defined in the New Credit Facility). As of December 31, 2002, the eligible borrowing base exceeded the Revolver commitment of $7.5 million. Prior to June 30, 2002, all outstanding borrowings under the New Credit Facility accrued interest at the lender's base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively. From June 30, 2002 through December 30, 2002, all outstanding balances under the New Credit Facility accrued interest at the lender's base rate or LIBOR, plus a rate margin ranging from 1.25% to 1.75% or 3.00% to 3.50%, respectively, based upon the Company's ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). Beginning on December 31, 2002, all outstanding balances under the New Credit Facility accrue interest at the lender's base rate or LIBOR, plus a rate margin of 0.50% and 2.25%, respectively. The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of VLPS, and a pledge of 65% of the outstanding capital stock of the Company's foreign subsidiaries. A commitment fee of 0.25% is charged on the average daily unused portion of the Revolver. The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios. In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company's stock. The New Credit Facility terminates on December 31, 2005. Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

        Beginning in fiscal 2001, the Company's London subsidiary began financing its capital expenditures with British pounds sterling loans from a U. K. bank (collectively, the "London Bank Loans") that amortize over 48 to 60 months and accrue interest at various rates ranging from 7.6% to 9.10%. Borrowings outstanding at September 30, 2002 and December 31, 2002 were approximately $5.5 million and $5.1 million, respectively. The London Bank Loans are secured by all of the assets of the Company's London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

        The Company has borrowed money to purchase computer equipment and office furniture and fixtures and conventional lighting equipment. These loans are typically amortized over three to five years and accrue interest at various rates ranging from 1.62% to 10.35%. Borrowings outstanding under this type of financing at September 30, 2002 and December 31, 2002 were approximately $2.3 million and $1.9 million, respectively.

        The Company's business requires significant capital expenditures. Capital expenditures for the three months ended December 31, 2001 and 2002 were approximately $0.6 million and $2.1 million, respectively, of which approximately $0.4 million and $2.1 million were for rental and demo equipment inventories. The majority of the Company's revenues are generated through the rental of automated lighting systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not believe that the market risks for the three-month period ended December 31, 2002 substantially changed from those risks outlined for the year ended September 30, 2002 in the Company's Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date"), which was within 90 days of this Report, have concluded in their judgment that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  (b)
  Reports on Form 8-K

            A Form 8-K was filed on December 3, 2002 reporting on the sale of the Company's manufacturing and sales business.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARI-LITE INTERNATIONAL, INC.
Date: February 14, 2003	By:	/s/ JEROME L. TROJAN III Vice President—Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, H. R. Brutsché III, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Vari-Lite International, Inc.

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
/s/ H. R. BRUTSCHÉ III H. R. Brutsché III Chairman of the Board and Chief Executive Officer

I, Jerome L. Trojan III, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Vari-Lite International, Inc.

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
/s/ JEROME L. TROJAN III Jerome L. Trojan III Vice President—Finance, Chief Financial Officer, Treasurer and Secretary

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Vari-Lite International, Inc. (the "Company") on Form 10-Q for the quarterly period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2003	By:	/s/ H. R. BRUTSCHÉ III H. R. Brutsché III Chairman of the Board and Chief Executive Officer
Date: February 14, 2003	By:	/s/ JEROME L. TROJAN III Jerome L. Trojan III Vice President—Finance, Chief Financial Officer, Treasurer and Secretary

QuickLinks

VARI-LITE INTERNATIONAL, INC. INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2002
VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the Three Months Ended December 31, 2001 and 2002 (Unaudited)
VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended December 31, 2001 and 2002 (Unaudited)
VARI-LITE INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In thousands except share data)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 14. CONTROLS AND PROCEDURES
  PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002