Form 10-Q
period 2003-03-31
VLPS LIGHTING SERVICES INTERNATIONAL INC
filed 2003-05-15
CIK 1033491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

COMMISSION FILE NUMBER:     0-23159

VLPS Lighting Services International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2239444
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8617 Ambassador Row, Suite 120, Dallas, Texas	75247
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (214) 630-1963

Vari-Lite International, Inc. 201 Regal Row Dallas, Texas
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: As of May 9, 2003, there were 7,455,103 shares of Common Stock outstanding.

VLPS LIGHTING SERVICES INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

VLPS LIGHTING SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2002	March 31, 2003
ASSETS
CURRENT ASSETS:
Cash	$2,296	$2,538
Receivables, less allowance for doubtful accounts of $827 and $530	7,016	7,802
Inventory	338	515
Prepaid expense and other current assets	1,306	1,366
Assets held for sale (Note 1)	13,097	—
TOTAL CURRENT ASSETS	24,053	12,221
EQUIPMENT AND OTHER PROPERTY:
Lighting and sound equipment	101,372	104,376
Machinery and tools	1,169	1,174
Furniture and fixtures	864	918
Office and computer equipment	3,355	3,458
Repair and maintenance inventory	384	318

	107,144	110,244
Less accumulated depreciation and amortization	67,477	71,955

	39,667	38,289
OTHER ASSETS	580	333

TOTAL ASSETS	$64,300	$50,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,709	$5,183
Accrued liabilities	2,500	3,384
Unearned revenue	1,632	1,286
Income taxes payable	329	172
Current portion of long-term obligations	14,003	2,967
Liabilities held for sale (Note 1)	2,068	—

TOTAL CURRENT LIABILITIES	24,241	12,992
LONG-TERM OBLIGATIONS	6,801	4,973

DEFERRED INCOME TAXES	—	—

TOTAL LIABILITIES	31,042	17,965
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares issued)	—	—
Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares issued; 7,800,003 and 7,455,103 shares outstanding as of September 30, 2002 and March 31, 2003, respectively)	785	785
Treasury Stock	(186)	(617)
Additional paid-in capital	25,026	25,026
Accumulated other comprehensive income - foreign currency translation adjustment..	1,058	1,372
Retained earnings	6,575	6,312

TOTAL STOCKHOLDERS’ EQUITY	33,258	32,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,300	$50,843

See  notes to condensed consolidated financial statements.

VLPS LIGHTING SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)

For the Three Months Ended March 31, 2002 and 2003

(Unaudited)

(In thousands except share data)

	2002	2003

Rental revenues	$10,451	$11,520
Product sales and services revenues	1,124	2,524

TOTAL REVENUES	11,575	14,044
Rental cost	5,521	5,609
Product sales and services cost	674	1,559

TOTAL COST OF SALES	6,195	7,168

GROSS PROFIT	5,380	6,876
Selling, general and administrative expense	5,466	5,842
Research and development expense	269	156
TOTAL OPERATING EXPENSES	5,735	5,998

OPERATING INCOME (LOSS)	(355)	878
Interest expense (net)	246	156

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(601)	722
Income tax benefit	(232)	(126)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(369)	848
DISCONTINUED OPERATIONS (Note 1)
Loss from operations of sales and manufacturing business	(443)	—
NET INCOME (LOSS)	(812)	848

Other comprehensive loss – foreign currency translation adjustment	(400)	(222)
COMPREHENSIVE INCOME (LOSS)	$(1,212)	$626

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	7,800,003	7,551,413

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	7,800,003	7,642,398

PER SHARE INFORMATION BASIC AND DILUTED:
Net income (loss)	$(0.10)	$0.11

See  notes to condensed consolidated financial statements.

VLPS LIGHTING SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)

For the Six Months Ended March 31, 2002 and 2003

(Unaudited)

(In thousands except share data)

	2002	2003

Rental revenues	$21,570	$24,042
Product sales and services revenues	3,168	5,380

TOTAL REVENUES	24,738	29,422
Rental cost	10,618	11,126
Product sales and services cost	1,845	3,714

TOTAL COST OF SALES	12,463	14,840

GROSS PROFIT	12,275	14,582
Selling, general and administrative expense	10,322	11,727
Research and development expense	611	400
TOTAL OPERATING EXPENSES	10,933	12,127

OPERATING INCOME	1,342	2,455
Interest expense (net)	601	704

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	741	1,751
Income tax expense	285	225

INCOME FROM CONTINUING OPERATIONS	456	1,526
DISCONTINUED OPERATIONS (Note 1)
Loss from operations of sales and manufacturing business including loss on disposal of $1,000 in 2003)	(1,718)	(1,788)
NET LOSS	(1,262)	(262)

Other comprehensive income (loss) – foreign currency translation adjustment	(1,022)	314
COMPREHENSIVE INCOME (LOSS)	$(2,284)	$52

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	7,800,003	7,677,074

PER SHARE INFORMATION BASIC AND DILUTED:
Net loss	$(0.16)	$(0.03)

See notes to condensed consolidated financial statements.

VLPS LIGHTING SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2002 and 2003

(Unaudited)

(In thousands)

	2002	2003
Cash flows from operating activities:
Net loss	$(1,262)	$(262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,219	4,925
Amortization of note discount and deferred loan fees	84	66
Provision for doubtful accounts	161	205
Deferred income taxes	(810)	—
Extraordinary loss from the early extinguishment of debt	—	215
Loss on sale of equipment and other property	51	23
Net change in assets and liabilities:
Accounts receivable	854	753
Prepaid expenses	(918)	(31)
Inventory	(571)	139
Other assets	62	(15)
Accounts payable, accrued liabilities and income taxes payable	1,669	472
Unearned revenue	(333)	(347)

Net cash provided by operating activities	4,206	6,143

Cash flows from investing activities:
Capital expenditures, including rental equipment	(3,594)	(3,537)
Proceeds from sale of manufacturing and sales business	—	10,647
Proceeds from sale of equipment	47	87

Net cash provided by (used in) investing activities	(3,547)	7,197

Cash flows from financing activities:
Proceeds from issuance of debt	28,691	34,419
Principal payments on debt	(30,560)	(47,364)
Purchase of treasury stock	—	(431)

Net cash used in financing activities	(1,869)	(13,376)
Effect of exchange rate changes on cash and cash equivalents	(803)	278

Net increase (decrease) in cash during the period	(2,013)	242
Cash, beginning of period	3,686	2,296

Cash, end of period	$1,673	$2,538

Supplemental Cash Flow Information
Cash paid for interest expense	$729	$550
Cash paid for income taxes	$366	$249

See notes to condensed consolidated financial statements.

VLPS LIGHTING SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except share data)

1.             Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of VLPS Lighting Services International, Inc. (the “Company”) have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

On November 18, 2002, the Company sold substantially all of the assets of its manufacturing and sales business to Genlyte Thomas Group LLC (“Genlyte”) for $10,641.  The sale included all of the sales, marketing, manufacturing and engineering operations associated with this business, as well as the VARI*LITE® trademark and substantially all patents and other intellectual property associated with VARI*LITE products.  This transaction resulted in a pre-tax loss of $4,500, of which $3,500 was recognized in fiscal 2002 as an impairment of net assets held for sale. The remaining charge of $1,000, which represents severance payments, was recognized in the first quarter of fiscal 2003. As part of this transaction, the Company entered into a supply agreement, pursuant to which Genlyte agreed to manufacture and sell to the Company, for a minimum of ten years, VARI*LITE equipment and parts to support existing and future VARI*LITE products and appointed the Company as the exclusive distributor of VARI*LITE products in Europe and Japan and a non-exclusive dealer in North America.

On October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the September 30, 2002 Balance Sheet has been reclassified to reflect the assets and liabilities from the manufacturing and sales business as held for sale and the Statements of Operations for the three and six-month periods ended March 31, 2002 and 2003 reflect the results of operations of the manufacturing and sales business as discontinued operations.  The operations of the manufacturing and sales business are included only through the date of the sale.

In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six-month periods ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2003.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

2.               Inventory

Inventory consists of the following:

	September 30, 2002	March 31, 2003
Finished goods for resale	$338	$515

3.               Debt

On December 19, 1997, the Company entered into a $50,000 multicurrency revolving credit  facility (the “Old Credit Facility”).  On December 29, 2000, VLPS Lighting Services, Inc. (“VLPS”) entered into a new credit facility, which initially included a $12,000 Term Loan, a $5,000 Revolver and a $3,000 Capital Expenditure Loan.  This facility with all subsequent amendments is herein referred to as the “New Credit Facility.” On November 18, 2002, the Company used $5,000 of the proceeds from the sale of the assets of its manufacturing and sales business to Genlyte to repay a portion of the borrowings outstanding under the Term Loan. Pursuant to an amendment to the New Credit Facility on December 31, 2002, the Term Loan and Capital Expenditure Loan were paid in full, the Revolver commitment was increased to $7,500 and capitalized loan origination fees of $215 were written off.  As of March 31, 2003, there was $671 outstanding under the Revolver.  Due to the repayment of the Term Loan and Capital Expenditure Loan, the Company classified $10,900 as current debt as of September 30, 2002.  Borrowings under the Revolver are subject to availability under a borrowing base of eligible lighting rental assets, inventory and accounts receivable (as defined in the New Credit Facility).  As of March 31, 2003, the eligible borrowing base exceeded the Revolver commitment of $7,500.  Prior to June 30, 2002, all outstanding borrowings under the New Credit Facility accrued interest at the lender’s base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively.  From June 30, 2002 through December 30, 2002, all outstanding balances under the New Credit Facility accrued interest at the lender’s base rate or LIBOR, plus a rate margin ranging from 1.25% to 1.75% or 3.00% to 3.50%, respectively, based upon the Company’s ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). Beginning on December 31, 2002, all outstanding balances under the New Credit Facility accrue interest at the lender’s base rate or LIBOR, plus a rate margin of 0.50% and 2.25%, respectively.  The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of VLPS, and a pledge of 65% of the outstanding capital stock of the Company’s foreign subsidiaries.  A commitment fee of 0.25% is charged on the average daily unused portion of the Revolver.  The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios.  In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company’s stock.  The New Credit Facility terminates on December 31, 2005.  Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

Beginning in fiscal 2001, the Company’s London subsidiary began financing its capital expenditures with British pounds sterling loans from a U. K. bank (collectively, the “London Bank Loans”) that amortize over 48 to 60 months and accrue interest at various rates ranging from 6.3% to 9.10%. Borrowings outstanding at September 30, 2002 and March 31, 2003 were approximately $5,467 and $5,094, respectively. The London Bank Loans are secured by all of the assets of the Company’s London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

The Company has borrowed money to purchase computer equipment, office furniture and fixtures and conventional lighting equipment.  These loans are typically amortized over three to five years and accrue interest at various rates ranging from 1.62% to 10.35%. Borrowings outstanding under this type of financing at September 30, 2002 and March 31, 2003 were approximately $2,324 and $1,689, respectively.

Net interest expense consists of the following:

	Three Months ended March 31,		Six Months ended March 31,
	2002	2003	2002	2003
Interest Expense	$254	$161	$644	$725
Interest Income	8	5	43	21
Net Interest Expense	$246	$156	$601	$704

4.               Commitments and Contingencies

In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits. The Company is not currently involved in any material legal proceedings.

5.               Segment Reporting

In 1999, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise.”  SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers.  The method for determining what information to report is based on the way that management organizes the operation segments within the Company for making operational decisions and assessments for financial performance.  The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North

America, Europe and Asia, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company’s operations for the three and six-month periods ended March 31, 2002 and 2003 is presented below:

	Three Months Ended March 31, 2002
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$7,103	$1,329	$3,143	$—	$11,575
Intersegment sales	603	12	42	(657)	—

Total net revenues	7,706	1,341	3,185	(657)	11,575
Operating income (loss)	26	(240)	(141)	—	(355)
Depreciation and amortization	1,801	53	560	—	2,414
Total assets	62,724	7,595	15,045	(8,974)	76,390

	Three Months Ended March 31, 2003
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$8,414	$1,701	$3,929	$—	$14,044
Intersegment sales	651	6	126	(783)	—

Total net revenues	9,065	1,707	4,055	(783)	14,044
Operating income (loss)	1,060	(215)	33	—	878
Depreciation and amortization	1,618	61	612	—	2,291
Total assets	35,657	9,073	15,772	(9,659)	50,843

	Six Months Ended March 31, 2002
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$13,680	$4,014	$7,044	$—	$24,738
Intersegment sales	1,302	17	42	(1,361)	—

Total net revenues	14,982	4,031	7,086	(1,361)	24,738
Operating income (loss)	328	448	566	—	1,342
Depreciation and amortization	3,597	99	1,145	—	4,841
Total assets	62,724	7,595	15,045	(8,974)	76,390

	Six Months Ended March 31, 2003
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$15,744	$4,139	$9,539	$—	$29,422
Intersegment sales	1,226	9	197	(1,432)	—

Total net revenues	16,970	4,148	9,736	(1,432)	29,422
Operating income (loss)	1,453	152	850	—	2,455
Depreciation and amortization	3,483	104	1,208	—	4,795
Total assets	35,657	9,073	15,772	(9,659)	50,843

6.             Net Income (Loss) Per Share

Basic net income (loss) per share is computed based upon the weighted average number of common shares outstanding.  Diluted net loss per share reflects the dilutive effect, if any, of stock options and warrants.

	Three Months ended March 31,		Six Months ended March 31,
	2002	2003	2002	2003
Weighted average shares outstanding	7,800,003	7,551,413	7,800,003	7,677,074
Dilutive effect of stock options and warrants after application of treasury stock method	—	90,985	—	—

Shares used in calculating diluted net loss per share	7,800,003	7,642,398	7,800,003	7,677,074

For the three-month period ended March 31, 2002, net loss per share excludes stock options of 724,200 and warrants of 296,057 which were anti-dilutive.  For the three-month period ended March 31, 2003, net income excludes stock options of 694,915 and warrants of 296,057 which were anti-dilutive, but includes 90,985 options which were dilutive.  For the six-month periods ended March 31, 2002 and 2003, net loss per share excludes stock options of  724,200 and 785,900, respectively, and warrants of 296,057 and 296,057, respectively which were anti-dilutive.

In January and March 2003, the Company repurchased 344,900 shares of Common Stock from two unaffiliated parties for approximately $431.  The Company may in the future use earnings or available financing to pay cash dividends or repurchase Company shares.  The Company may spend between $500 and $1,569 over the next 12 months to repurchase shares of the Company's stock through open market purchases and/or private transactions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On November 18, 2002, the Company sold substantially all of the assets of its manufacturing and sales business to Genlyte Thomas Group LLC (“Genlyte”) for $10.6 million.  The sale included all of the sales, marketing, manufacturing and engineering operations associated with this business, as well as the VARI*LITE® trademark and substantially all patents and other intellectual property associated with VARI*LITE products.  This transaction resulted in a pre-tax loss of $4.5 million, of which $3.5 million was recognized in fiscal 2002 as an impairment of net assets held for sale. The remaining charge of $1.0 million, which represents severance payments, was recognized in the first quarter of fiscal 2003. As part of this transaction, the Company entered into a supply agreement, pursuant to which Genlyte agreed to manufacture and sell to the Company, for a minimum of ten years, VARI*LITE equipment and parts to support existing and future VARI*LITE products and appointed the Company as the exclusive distributor of VARI*LITE products in Europe and Japan and a non-exclusive dealer in North America.

On October 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the September 30, 2002 Balance Sheet has been reclassified to reflect the assets and liabilities from the manufacturing and sales business as held for sale and the Statements of Operations for the three and six-months ended March 31, 2002 and 2003, reflect the results of operations of the manufacturing and sales business as discontinued operations. The operations of the manufacturing and sales business are included only through the date of the sale.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues. Total revenues were $14.0 million for the three-month period ended March 31, 2003,   compared to $11.6 million for the three-month period ended March 31, 2002.  The components of these revenues are set forth below.

Rental Revenues. Rental revenues increased 10.2%, or $1.0 million, to $11.5 million in the three-month period ended March 31, 2003, compared to $10.5 million in the three-month period ended March 31, 2002.  This increase was due to overall market improvements in the Company’s North American and European businesses and increased revenues from the concert touring and television markets which was primarily attributable to equipment and services provided for the Rolling Stones Licks World Tour 2002/03 and many of the “reality” theme and award show television programs.

Product Sales and Services Revenues.  Product sales and services revenues increased 124.6%, or $1.4 million, to $2.5 million in the three-month period ended March 31, 2003, compared to $1.1 million in the three-month period ended March 31, 2002. This increase was due to an increase in product sales in the European and Japanese markets which are serviced by the Company’s London and Tokyo offices, respectively.

Rental Cost.  Rental cost increased 1.6%, or $0.1 million, to $5.6 million in the three-month period ended March 31, 2003, compared to $5.5 million in the three-month period ended March 31, 2002.  However, rental cost as a percentage of rental revenues decreased to 48.7% in the three-month period ended March 31, 2003, from 52.8% in the three-month period ended March 31, 2002.   This decrease was

due to depreciation expense and other fixed charges representing a lower percentage of revenues during the three-month period ended March 31, 2003 as a result of increased revenues compared to the three-month period ended March 31, 2002.

Product Sales and Services Cost.  Product sales and services cost increased 131.4%, or $0.9 million, to $1.6 million in the three-month period ended March 31, 2003, compared to $0.7 million in the three-month period ended March 31, 2002. This increase was primarily due to increased new product sales.  Product sales and services cost as a percentage of product sales and services revenues increased to 61.7% in the three-month period ended March 31, 2003, from 59.9% in the three-month period ended March 31, 2002, primarily due to higher product costs associated with the sale of new automated lighting equipment sold in the three-month period ended March 31, 2003 as compared to the lower costs associated with the sale of used automated lighting equipment in the three-month period ended March 31, 2002.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 6.9%, or $0.3 million, to $5.8 million in the three-month period ended March 31, 2003, compared to $5.5 million in the three-month period ended March 31, 2002. This increase was primarily due to employee bonuses and higher costs associated with the Company’s London and Tokyo operations due to currency fluctuations between the U.S. dollar, Japanese yen and British pound during the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002.  This expense as a percentage of total revenues decreased to 41.6% in the three-month period ended March 31, 2003, from 47.2% in the three-month period ended March 31, 2002.

Research and Development Expense. Research and development expense decreased 42.0%, or $0.1 million, to $0.2 million in the three-month period ended March 31, 2003, compared to $0.3 million in the three-month period ended March 31, 2002. This expense as a percentage of total revenues decreased to 1.1% in the three-month period ended March 31, 2003, from 2.3% in the three-month period ended March 31, 2002. These decreases were primarily due to cost reductions made during fiscal 2002.

Interest Expense.  Interest expense decreased 36.8%, or $0.1 million, to $0.2 million in the three-month period ended March 31, 2003, compared to $0.3 million in the three-month period ended March 31, 2002. This decrease was due to the early extinguishment of debt with proceeds from the sale of the manufacturing and sales business in November 2002.

Discontinued Operations.  In November 2002, the Company sold substantially all of the assets of its manufacturing and sales business. The sale included all of the sales, marketing, manufacturing and engineering operations associated with this division, as well as the VARI*LITE® trademark and substantially all patents and other intellectual property associated with VARI*LITE products. The operating results for this business are included in discontinued operations through the date of the sale. The loss from discontinued operations for the three-month period ended March 31, 2002 was $0.4 million.

Income Taxes. The effective tax rate in the three-month period ended March 31, 2003 was a tax benefit of 17.5% which compares to an effective tax rate of 38.6% in the three-month period ended March 31, 2002. The income tax benefit for the three-month period ended March 31, 2003 represents income tax benefit for the Company’s London and Tokyo operations at their respective statutory rates.  Income tax expense for the Company’s U.S. operations has been offset by adjustments to the valuation allowance against the Company’s deferred tax asset.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Revenues. Total revenues were $29.4 million for the six-month period ended March 31, 2003 compared to $24.7 million for the six-month period ended March 31, 2002.  The components of these revenues are set forth below.

Rental Revenues. Rental revenues increased 11.5%, or $2.5 million, to $24.0 million in the six-month period ended March 31, 2003, compared to $21.5 million in the six-month period ended March 31, 2002.  This increase was due to overall market improvements in the Company’s North American and European businesses and increased revenues from the concert touring and television markets which was primarily attributable to equipment and services provided for the Rolling Stones Licks World Tour 2002/03 and many of the “reality” theme and award show television programs.

Product Sales and Services Revenues.  Product sales and services revenues increased 69.8%, or $2.2 million, to $5.4 million in the six-month period ended March 31, 2003, compared to $3.2 million in the three-month period ended March 31, 2002. This increase was due to an increase in product sales in the European and Japanese markets which are serviced by the Company’s London and Tokyo offices, respectively.

Rental Cost.  Rental cost increased 4.8%, or $0.5 million, to $11.1 million in the six-month period ended March 31, 2003, compared to $10.6 million in the six-month period ended March 31, 2002.  However, rental cost as a percentage of rental revenues decreased to 46.3% in the six-month period ended March 31, 2003, from 49.2% in the six-month period ended March 31, 2002.   This decrease was due to depreciation expense and other fixed charges representing a lower percentage of revenues during the six-month period ended March 31, 2003 as a result of increased revenues compared to the six-month period ended March 31, 2002.

Product Sales and Services Cost.  Product sales and services cost increased 101.3%, or $1.9 million, to $3.7 million in the six-month period ended March 31, 2003, compared to $1.8 million in the six-month period ended March 31, 2002. This increase was primarily due to increased new product sales.  Product sales and services cost as a percentage of product sales and services revenues increased to 69.0% in the six-month period ended March 31, 2003, from 58.3% in the six-month period ended March 31, 2002 primarily due to higher product costs associated with the sale of new automated lighting equipment sold in the six-month period ended March 31, 2003 as compared to the lower costs associated with the sale of used automated lighting equipment in the six-month period ended March 31, 2002.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 13.6%, or $1.4 million, to $11.7 million in the six-month period ended March 31, 2003, compared to $10.3 million in the six-month period ended March 31, 2002. This increase was primarily due to employee bonuses and higher costs associated with the Company’s London and Tokyo operations due to currency fluctuations between the U.S. dollar, Japanese yen and British pound during the six- month period ended March 31, 2003 compared to the six-month period ended March 31, 2002.  This expense as a percentage of total revenues decreased to 39.9% in the six-month period ended March 31, 2003, from 41.7% in the six-month period ended March 31, 2002.

Research and Development Expense. Research and development expense decreased 34.5%, or $0.2 million, to $0.4 million in the six-month period ended March 31, 2003, compared to $0.6 million in the six-month period ended March 31, 2002. This expense as a percentage of total revenues decreased to 1.4% in the six-month period ended March 31, 2003, from 2.5% in the six-month period ended March 31, 2002. These decreases were primarily due to cost reductions made during fiscal 2002.

Interest Expense.  Interest expense increased 17.1%, or $0.1 million, to $0.7 million in the six-month period ended March 31, 2003, compared to $0.6 million in the six-month period ended March 31, 2002. This increase was due to a non-cash charge of $0.2 million in the six-month period ended March 31, 2003 relating to the write-off of capitalized loan origination costs due to the early extinguishment of debt with proceeds from the sale of the manufacturing and sales business in November 2002.

Discontinued Operations.  In November 2002, the Company sold substantially all of the assets of its manufacturing and sales business. The sale included all of the sales, marketing, manufacturing and engineering operations associated with this division, as well as the VARI*LITE® trademark and substantially all patents and other intellectual property associated with VARI*LITE products.  This transaction resulted in a pre-tax loss of $4.5 million, of which $3.5 million was recognized in fiscal 2002 as an impairment of net assets held for sale. The remaining charge of $1.0 million, which represents severance payments, was recognized in the first quarter of fiscal 2003. The operating results for this business are included in discontinued operations. The loss from discontinued operations in the six-month periods ended March 31, 2003 and 2002 was $1.8 million and $1.7 million, respectively.

Income Taxes. The effective tax rates in the six-month periods ended March 31, 2003 and 2002 were 12.8% and 38.5%, respectively.  The income tax expense for the six-month period ended March 31, 2003 represents income tax expense for the Company’s London and Tokyo operations at their respective statutory rates.  Income tax expense for the Company’s U.S. operations has been offset by adjustments to the valuation allowance against the Company’s deferred tax asset.

Liquidity and Capital Resources

Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from customers.  The Company’s operating activities generated cash flow of $4.2 million and $6.1 million, respectively, in the six-month periods ending March 31, 2002 and 2003.

On December 19, 1997, the Company entered into a $50.0 million multicurrency revolving credit  facility (the “Old Credit Facility”).  On December 29, 2000, VLPS Lighting Services, Inc. (“VLPS”) entered into a new credit facility, which initially included a $12.0 million Term Loan, a $5.0 million Revolver and a $3.0 million Capital Expenditure Loan.  This facility with all subsequent amendments is herein referred to as the “New Credit Facility.” On November 18, 2002, the Company used $5.0 million of the proceeds from the sale of the assets of its manufacturing and sales business to Genlyte to repay a portion of the borrowings outstanding under the Term Loan. Pursuant to an amendment to the New Credit Facility on December 31, 2003, the Term Loan and Capital Expenditure Loan were paid in full, the Revolver commitment was increased to $7.5 million and capitalized loan origination fees of $0.2 million were written off.  As of March 31, 2003, there was $0.7 million outstanding under the Revolver.  Due to the repayment of the Term Loan and Capital Expenditure Loan, the Company classified $10.9 as current debt as of September 30, 2002.

Borrowings under the Revolver are subject to availability under a borrowing base of eligible lighting rental assets, inventory and accounts receivable (as defined in the New Credit Facility).  As of March 31, 2003, the eligible borrowing base exceeded the Revolver commitment of $7.5 million.  Prior to June 30, 2002, all outstanding borrowings under the New Credit Facility accrued interest at the lender’s base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively.  From June 30, 2002 through December 30, 2002, all outstanding balances under the New Credit Facility accrued interest at the lender’s base rate or LIBOR, plus a rate margin ranging from 1.25% to 1.75% or 3.00% to 3.50%, respectively, based upon the Company’s ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). Beginning on December 31, 2003, all outstanding balances under the New Credit Facility accrue interest at the lender’s base rate or LIBOR, plus a rate margin of 0.50% and 2.25%, respectively.  The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of VLPS and a pledge of 65% of the outstanding capital stock of the Company’s foreign subsidiaries.  A commitment fee of 0.25% is charged on the average daily unused portion of the Revolver.  The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios.  In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company’s stock.  The New Credit Facility terminates on December 31, 2005.  Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

Beginning in fiscal 2001, the Company’s London subsidiary began financing its capital expenditures with British pounds sterling loans from a U. K. bank (collectively, the “London Bank Loans”) that amortize over 48 to 60 months and accrue interest at various rates ranging from 6.3% to 9.10%. Borrowings outstanding at September 30, 2002 and March 31, 2003 were approximately $5.5 million and $5.1 million, respectively.  The London Bank Loans are secured by all of the assets of the Company’s London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

The Company has borrowed money to purchase computer equipment, office furniture and fixtures and conventional lighting equipment.  These loans are typically amortized over three to five years and accrue interest at various rates ranging from 1.62% to 10.35%. Borrowings outstanding under this type of financing at September 30, 2002 and March 31, 2003 were approximately $2.3 million and $1.7 million, respectively.

The Company’s business requires significant capital expenditures.  Capital expenditures for the six months ended March 31, 2002 and 2003 were approximately $3.6 million and $3.5 million, respectively, of which approximately $3.3 million each year was for rental and demonstration equipment inventories.  The majority of the Company’s revenues are generated through the rental of automated lighting systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

In January and March 2003, the Company repurchased 344,900 shares of Common Stock from two unaffiliated parties for approximately $0.4 million.  The Company may in the future use earnings or available financing to pay cash dividends or repurchase Company shares.  The Company may spend between $0.5 million and $1.6 million over the next 12 months to repurchase shares of the Company's stock through open market purchases and/or private transactions.

Management believes that cash flow generated from operations and borrowing capacity under the New Credit Facility will be sufficient to meet the anticipated operating cash needs and capital expenditures for the next twelve months.  Because the Company’s future operating results will depend on a number of factors, including the demand for the Company’s products and services, competition, general and economic conditions and other factors beyond the Company’s control, there can be no assurance that sufficient capital resources will be available to fund the expected expansion of its business beyond such period.

Disclosure Regarding Forward-Looking Statements

This report includes “forward-looking statements” as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “could,” “may” and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including without limitation the following as they relate to the Company: fluctuations in operating results and seasonality; technological changes; dependence on entertainment industry; competition; dependence on management; foreign exchange risk; international trade risk; and dependence on key suppliers. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that the market risks for the six-month period ended March 31, 2003 substantially changed from those risks outlined for the year ended September 30, 2002 in the Company’s Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”), which was within 90 days of this Report, have concluded in their judgment that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

                                                In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits. Additionally, the Company has filed lawsuits claiming infringements of its patents by third parties for which the Company has been subject to counterclaims. The Company is not currently involved in any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 7, 2003, the Annual Meeting of Stockholders was held in Dallas, Texas.  The stockholders were asked to elect two Class III directors to serve until 2006.  The vote was as follows:

	For	Against or Withheld	Abstentions
H.R. Brutsché III	6,452,738	840,546	0
J. Anthony Smith	7,182,742	110,542	0

Messrs. James H. Clark, Jr., John D. Maxson, John R. Rettberg, William C. Scott and J.R.K. Tinkle will continue as directors of the Company.

The stockholders were also asked to approve a Certificate of Amendment to the Company’s Certificate of Incorporation changing the Company’s name from “Vari-Lite International, Inc.” to “VLPS Lighting Services International, Inc.”  The vote was 7,183,313 for, 96,570 against or withheld and 13,401 abstentions.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 No report on Form 8-K was filed for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VLPS LIGHTING SERVICES INTERNATIONAL, INC.

Date: May 9, 2003	By:	/s/ JEROME L. TROJAN III
Vice President - Finance,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, H. R. Brutsché III, certify that:

1.                                       I have reviewed this annual report on Form 10-Q of VLPS Lighting Services International, Inc.

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ H. R. Brutsché III
H. R. Brutsché III
Chairman of the Board and Chief Executive Officer

I, Jerome L. Trojan III, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of VLPS Lighting Services International, Inc.

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Jerome L. Trojan III
Jerome L. Trojan III
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary