Form 10-Q
period 2003-06-30
VLPS LIGHTING SERVICES INTERNATIONAL INC
filed 2003-08-13
CIK 1033491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2003, there were 7,455,103 shares of Common Stock outstanding.

VLPS LIGHTING SERVICES INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

VLPS LIGHTING SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

ASSETS

	September 30, 2002	June 30, 2003
CURRENT ASSETS:
Cash	$2,296	$4,873
Receivables, less allowance for doubtful accounts of $827 and $572	7,016	7,780
Inventory	722	1,004
Prepaid expense and other current assets	1,306	1,950
Assets held for sale (Note 1)	13,097	—
TOTAL CURRENT ASSETS	24,437	15,607
EQUIPMENT AND OTHER PROPERTY:
Lighting and sound equipment	101,372	108,158
Machinery and tools	1,169	1,216
Furniture and fixtures	864	954
Office and computer equipment	3,355	3,867
	106,760	114,195
Less accumulated depreciation and amortization	67,477	75,343

	39,283	38,852
OTHER ASSETS	580	368

TOTAL ASSETS	$64,300	$54,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,709	$6,496
Accrued liabilities	2,500	3,429
Unearned revenue	1,632	1,972
Income taxes payable	329	310
Current portion of long-term obligations	14,003	2,268
Liabilities held for sale (Note 1)	2,068	—

TOTAL CURRENT LIABILITIES	24,241	14,475
LONG-TERM OBLIGATIONS	6,801	5,659

DEFERRED INCOME TAXES	—	103

TOTAL LIABILITIES	31,042	20,237
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value (10,000,000 shares authorized; no shares issued)	—	—
Common Stock, $0.10 par value (40,000,000 shares authorized; 7,845,167 shares issued; 7,800,003 and 7,455,103 shares outstanding as of September 30, 2002 and June 30, 2003, respectively)	785	785
Treasury Stock	(186)	(617)
Additional paid-in capital	25,026	25,026
Accumulated other comprehensive income - foreign currency translation adjustment	1,058	1,366
Retained earnings	6,575	8,030

TOTAL STOCKHOLDERS’ EQUITY	33,258	34,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,300	$54,827

See notes to condensed consolidated financial statements.

VLPS LIGHTING SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)

For the Three Months Ended June 30, 2002 and 2003

(Unaudited)

(In thousands except share data)

	2002	2003

Rental revenues	$10,007	$13,469
Product sales and services revenues	1,262	2,204
TOTAL REVENUES	11,269	15,673
Rental cost	5,496	6,253
Product sales and services cost	1,031	1,576
TOTAL COST OF SALES	6,527	7,829
GROSS PROFIT	4,742	7,844
Selling, general and administrative expense	5,586	5,323
Research and development expense	265	216
Write off of receivables related to premiums paid under split-dollar life insurance policies	1,348	—
TOTAL OPERATING EXPENSES	7,199	5,539
OPERATING INCOME (LOSS)	(2,457)	2,305
Interest expense (net)	345	148
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,802)	2,157
Income tax expense	618	438
INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,420)	1,719
DISCONTINUED OPERATIONS (Note 1)
Loss from operations of sales and manufacturing business	(3,286)	—
NET INCOME (LOSS)	(6,706)	1,719
Other comprehensive income (loss) – foreign currency translation adjustment	1,265	(6)
COMPREHENSIVE INCOME (LOSS)	$(5,441)	$1,713

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	7,800,003	7,455,103

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	7,800,003	7,631,458

PER SHARE INFORMATION
BASIC :
Net income (loss)	$(0.86)	$0.23
DILUTED:
Net income (loss)	$(0.86)	$0.23

See notes to condensed consolidated financial statements.

VLPS LIGHTING SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)

For the Nine Months Ended June 30, 2002 and 2003

(Unaudited)

(In thousands except share data)

	2002	2003

Rental revenues	$31,577	$37,511
Product sales and services revenues	4,430	7,584
TOTAL REVENUES	36,007	45,095
Rental cost	16,114	17,379
Product sales and services cost	2,876	5,290
TOTAL COST OF SALES	18,990	22,669
GROSS PROFIT	17,017	22,426
Selling, general and administrative expense	15,909	17,051
Research and development expense	876	616
Write off of receivables related to premiums paid under split-dollar life insurance policies	1,348	—
TOTAL OPERATING EXPENSES	18,133	17,667
OPERATING INCOME (LOSS)	(1,116)	4,759
Interest expense (net)	946	852
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,062)	3,907
Income tax expense	902	663
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,964)	3,244
DISCONTINUED OPERATIONS (Note 1)
Loss from operations of sales and manufacturing business including loss on disposal of $1,000 in 2003	(5,004)	(1,788)
NET INCOME (LOSS)	(7,968)	1,456
Other comprehensive income – foreign currency translation adjustment	242	308
COMPREHENSIVE INCOME (LOSS)	$(7,726)	$1,764

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	7,800,003	7,603,084

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	7,800,003	7,700,506

PER SHARE INFORMATION
BASIC :
Net income (loss)	$(1.02)	$0.19
DILUTED:
Net income (loss)	$(1.02)	$0.19

See notes to condensed consolidated financial statements.

VLPS LIGHTING SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2002 and 2003

(Unaudited)

(In thousands)

	2002	2003
Cash flows from operating activities:
Net income (loss)	$(7,968)	$1,456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,859	7,378
Amortization of note discount and deferred loan fees	129	11
Provision for doubtful accounts	244	232
Deferred income taxes	(2,209)	103
Reserve for excess, slow moving and obsolete inventory	4,900	—
Write-off of receivables related to premiums paid under split-dollar life insurance policies	1,348	—
Other	—	215
Loss on sale of equipment and other property	214	39
Net change in assets and liabilities:
Accounts receivable	(114)	748
Prepaid expenses	(1,232)	(614)
Inventory	(1,126)	(33)
Other assets	(35)	4
Accounts payable, accrued liabilities and income taxes payable	438	1,967
Unearned revenue	568	340

Net cash provided by operating activities	3,016	11,846

Cash flows from investing activities:
Capital expenditures, including rental equipment	(4,615)	(6,432)
Proceeds from sale of manufacturing and sales business	—	10,641
Proceeds from sale of equipment	87	109

Net cash provided by (used in) investing activities	(4,528)	4,318

Cash flows from financing activities:
Proceeds from issuance of debt	45,894	76,426
Principal payments on debt	(46,152)	(89,614)
Purchase of treasury stock	—	(431)

Net cash used in financing activities	(258)	(13,619)
Effect of exchange rate changes on cash and cash equivalents	75	32
Net increase (decrease) in cash during the period	(1,695)	2,577
Cash, beginning of period	3,686	2,296

Cash, end of period	$1,991	$4,873

Supplemental Cash Flow Information
Cash paid for interest expense	$1,075	$684
Cash paid for income taxes	$674	$524

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

On October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the September 30, 2002 Balance Sheet has been reclassified to reflect the assets and liabilities from the manufacturing and sales business as held for sale and the Statements of Operations for the three and nine-month periods ended June 30, 2002 and the nine-month period ended June 30, 2003 reflect the results of operations of the manufacturing and sales business as discontinued operations.  The operations of the manufacturing and sales business are included only through the date of the sale.

In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine-month periods ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2003.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

2.               Inventory

Inventory consists of the following:

	September 30, 2002	June 30, 2003
Raw materials	$384	$834
Finished goods for resale	338	170
	$722	$1,004

3.               Debt

On December 19, 1997, the Company entered into a $50,000 multicurrency revolving credit  facility (the “Old Credit Facility”).  On December 29, 2000, VLPS Lighting Services, Inc. (“VLPS”) entered into a new credit facility, which initially included a $12,000 Term Loan, a $5,000 Revolver and a $3,000 Capital Expenditure Loan.  This facility with all subsequent amendments is herein referred to as the “New Credit Facility.” On November 18, 2002, the Company used $5,000 of the proceeds from the sale of the assets of its manufacturing and sales business to Genlyte to repay a portion of the borrowings outstanding under the Term Loan. Pursuant to an amendment to the New Credit Facility on December 31, 2002, the Term Loan and Capital Expenditure Loan were paid in full, the Revolver commitment was increased to $7,500 and capitalized loan origination fees of $215 were written off.  As of June 30, 2003, there was no outstanding balance under the Revolver.  Due to the repayment of the Term Loan and Capital Expenditure Loan, the Company classified $10,900 as current debt as of September 30, 2002.  Borrowings under the Revolver are subject to availability under a borrowing base of eligible lighting rental assets, inventory and accounts receivable (as defined in the New Credit Facility).  As of June 30, 2003, the eligible borrowing base exceeded the Revolver commitment of $7,500.  Prior to June 30, 2002, all outstanding borrowings under the New Credit Facility accrued interest at the lender’s base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively.  From June 30, 2002 through December 30, 2002, all outstanding balances under the New Credit Facility accrued interest at the lender’s base rate or LIBOR, plus a rate margin ranging from 1.25% to 1.75% or 3.00% to 3.50%, respectively, based upon the Company’s ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). Beginning on December 31, 2002, all outstanding balances under the New Credit Facility accrue interest at the lender’s base rate or LIBOR, plus a rate margin of 0.50% and 2.25%, respectively.  The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of VLPS, and a pledge of 65% of the outstanding capital stock of the Company’s foreign subsidiaries.  A commitment fee of 0.25% is charged on the average daily unused portion of the Revolver.  The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios.  In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company’s stock.  The New Credit Facility terminates on December 31, 2005.  Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

Beginning in fiscal 2001, the Company’s London subsidiary began financing its capital expenditures with British pounds sterling loans from a U. K. bank (collectively, the “London Bank Loans”) that amortize over 48 to 60 months and accrue interest at various rates ranging from 6.33% to 9.10%. In June 2003, four of these loans were consolidated and refinanced into a single loan to be amortized over 48 months at an interest rate of 6.31%. Borrowings outstanding at September 30, 2002 and June 30, 2003 were approximately $5,467 and $6,019, respectively. The London Bank Loans are secured by all of the assets of the Company’s London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

The Company has borrowed money to purchase computer equipment, office furniture and fixtures and conventional lighting equipment.  These loans are typically amortized over three to five years and accrue interest at various rates ranging from 1.62% to 10.35%. Borrowings outstanding under this type of financing at September 30, 2002 and June 30, 2003 were approximately $2,324 and $1,477, respectively.

Net interest expense consists of the following:

	Three Months ended June 30,		Nine Months ended June 30,
	2002	2003	2002	2003
Interest Expense	$356	$152	$1,101	$877
Interest Income	11	4	155	25
Net Interest Expense	$345	$148	$946	$852

4.               Commitments and Contingencies

In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits. The Company is not currently involved in any material legal proceedings.

5.               Segment Reporting – Continuing Operations

In 1999, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise.”  SFAS No. 131 establishes standards for the reporting by public business enterprises of information about product lines, geographic areas and major customers.  The method for determining what information to report is based on the way that management organizes the operation segments within the Company for making operational decisions and assessments for financial performance.  The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product lines for purposes of making operating decisions and assessing financial performance. The Company has three reportable segments: North America, Europe and Asia, which are organized, managed and analyzed geographically and operate in a single industry segment. Information about the Company’s operations for the three and nine-month periods ended June 30, 2002 and 2003 is presented below:

	Three Months Ended June 30, 2002
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$3,246	$4,142	$3,881	$—	$11,269
Intersegment sales	1,302	5	—	(1,307)	—
Total net revenues	4,548	4,147	3,881	(1,307)	11,269
Operating income (loss)	(2,290)	(392)	225	—	(2,457)
Depreciation and amortization	1,816	72	573	—	2,461
Total assets	55,200	8,525	16,866	(9,315)	71,276

	Three Months Ended June 30, 2003
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$8,096	$2,671	$4,906	$—	$15,673
Intersegment sales	759	12	76	(847)	—
Total net revenues	8,855	2,683	4,982	(847)	15,673
Operating income (loss)	1,046	703	556	—	2,305
Depreciation and amortization	1,738	88	628	—	2,454
Total assets	36,304	9,505	17,961	(8,943)	54,827

	Nine Months Ended June 30, 2002
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$16,926	$8,155	$10,926	$—	$36,007
Intersegment sales	2,604	22	42	(2,668)	—
Total net revenues	19,530	8,177	10,968	(2,668)	36,007
Operating income (loss)	(2,217)	311	790	—	(1,116)
Depreciation and amortization	5,412	172	1,718	—	7,302
Total assets	55,200	8,525	16,866	(9,315)	71,276

	Nine Months Ended June 30, 2003
	North America	Asia	Europe	Intercompany	Total
Net revenues from unaffiliated customers	$23,840	$6,810	$14,445	$—	$45,095
Intersegment sales	1,984	22	273	(2,279)	—
Total net revenues	25,824	6,832	14,718	(2,279)	45,095
Operating income (loss)	2,499	854	1,406	—	4,759
Depreciation and amortization	5,222	192	1,836	—	7,250
Total assets	36,304	9,505	17,961	(8,943)	54,827

6.             Net Income (Loss) Per Share

Basic net income (loss) per share is computed based upon the weighted average number of common shares outstanding.  Diluted net loss per share reflects the dilutive effect, if any, of stock options and warrants.

	Three Months ended June 30,		Nine Months ended June 30,
	2002	2003	2002	2003
Weighted average shares outstanding	7,800,003	7,455,103	7,800,003	7,603,084
Dilutive effect of stock options and warrants after application of treasury stock method	—	176,355	—	97,422
Shares used in calculating diluted net income (loss) per share	7,800,003	7,631,458	7,800,003	7,700,506

For the three-month period ended June 30, 2002, net income (loss) per share excludes stock options of 729,200 and warrants of 296,057 which were anti-dilutive.  For the three-month period ended June 30, 2003, net income per share excludes stock options of 604,545 and warrants of 296,057 which were anti-dilutive, but includes 176,355 options which were dilutive.  For the nine-month period ended June 30, 2002, net loss per share excludes stock options of 729,200 and warrants of 296,057 which were anti-dilutive. For the nine-month period ended June 30, 2003, net income per share excludes stock options of 683,478 and warrants of 296,057 which were anti-dilutive, but includes 97,422 options which were dilutive.

In January and March 2003, the Company repurchased 344,900 shares of Common Stock from two unaffiliated parties for approximately $431.  The Company has declared a $0.04 per share dividend for all shareholders of record on August 25, 2003.  Payment of this dividend is expected to be made on or about September 4, 2003.  The Company may in the future use earnings or available financing to pay additional cash dividends or repurchase shares of Common Stock.  The Company may spend between $500 and $3,000 over the next 12 months to pay dividends and repurchase shares of the Company’s stock through private transactions.

7.     Stock-Based Employee Compensation

At June 30, 2003, the Company had a stock-based employee compensation plan.  The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions for FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
Net income (loss), as reported	$(6,706)	$1,719	$(7,968)	$1,456

Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(78)	(15)	(233)	(55)

Pro forma net income (loss)	$(6,784)	$1,704	$(8,201)	$1,401

Net income per share:
Basic – as reported	$(0.86)	$0.23	$(1.02)	$0.19
Basic – pro forma	$(0.87)	$0.23	$(1.05)	$0.18

Diluted – as reported	$(0.86)	$0.23	$(1.02)	$0.19
Diluted – pro forma	$(0.87)	$0.23	$(1.05)	$0.18

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

On October 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the September 30, 2002 Balance Sheet has been reclassified to reflect the assets and liabilities from the manufacturing and sales business as held for sale and the Statements of Operations for the three and nine-months ended June 30, 2002 and 2003, reflect the results of operations of the manufacturing and sales business as discontinued operations. The operations of the manufacturing and sales business are included only through the date of the sale.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues. Total revenues were $15.7 million for the three-month period ended June 30, 2003, compared to $11.3 million for the three-month period ended June 30, 2002.  The components of these revenues are set forth below.

Rental Revenues. Rental revenues increased 34.6%, or $3.5 million, to $13.5 million in the three-month period ended June 30, 2003, compared to $10.0 million in the three-month period ended June 30, 2002.  This increase was due to market improvements in all markets served by the Company’s offices in North America, London and Tokyo. In particular, the Company continues to experience increased revenues from the concert touring market, which was primarily attributable to equipment and services provided for the Rolling Stones Licks World Tour 2002/03, and television markets, including many of the “reality” theme and award show television programs.

Product Sales and Services Revenues.  Product sales and services revenues increased 74.6%, or $0.9 million, to $2.2 million in the three-month period ended June 30, 2003, compared to $1.3 million in the three-month period ended June 30, 2002. This increase was due to an increase in product sales in the European and Japanese markets.

Rental Cost.  Rental cost increased 13.8%, or $0.8 million, to $6.3 million in the three-month period ended June 30, 2003, compared to $5.5 million in the three-month period ended June 30, 2002.  However, rental cost as a percentage of rental revenues decreased to 46.4% in the three-month period ended June 30, 2003, from 54.9% in the three-month period ended June 30, 2002.  This decrease was due to depreciation expense and other fixed charges representing a lower percentage of revenues during the three-month period ended June 30, 2003 as a result of increased revenues compared to the three-month period ended June 30, 2002.

Product Sales and Services Cost.  Product sales and services cost increased 52.9%, or $0.5 million, to $1.5 million in the three-month period ended June 30, 2003, compared to $1.0 million in the three-month period ended June 30, 2002. This increase was primarily due to increased new product sales.  Product sales and services cost as a percentage of product sales and services revenues decreased to 71.5% in the three-month period ended June 30, 2003, from 81.7% in the three-month period ended June 30, 2002, primarily due to higher costs associated with the sale of used equipment during the three-month period ended June 30, 2002.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased 4.7%, or $0.3 million, to $5.3 million in the three-month period ended June 30, 2003, compared to $5.6 million in the three-month period ended June 30, 2002. This expense as a percentage of total revenues decreased to 34.0% in the three-month period ended June 30, 2003, from 49.6% in the three-month period ended June 30, 2002 as a result of the significant increase in revenue.

Research and Development Expense. Research and development expense decreased 18.5%, or $0.1 million, to $0.2 million in the three-month period ended June 30, 2003, compared to $0.3 million in the three-month period ended June 30, 2002. This expense as a percentage of total revenues decreased to 1.4% in the three-month period ended June 30, 2003, from 2.4% in the three-month period ended June 30, 2002. These decreases were primarily due to cost reductions made during fiscal 2003, as well as a result of the significant increase in revenue.

Interest Expense.  Interest expense decreased 57.1%, or $0.2 million, to $0.1 million in the three-month period ended June 30, 2003, compared to $0.3 million in the three-month period ended June 30, 2002. This decrease was due to the repayment of debt with proceeds from the sale of the manufacturing and sales business in November 2002.

Discontinued Operations.  In November 2002, the Company sold substantially all of the assets of its manufacturing and sales business. The sale included all of the sales, marketing, manufacturing and engineering operations associated with this division, as well as the VARI*LITE® trademark and substantially all patents and other intellectual property associated with VARI*LITE products. The operating results for this business are included in discontinued operations through the date of the sale. The loss from discontinued operations for the three-month period ended June 30, 2002 was $3.3 million.

Income Taxes. The effective tax rates in the three-month periods ended June 30, 2003 and 2002 were 20.3% and negative 22.1%, respectively. The income tax expense for the three-month period ended June 30, 2003 represents income tax expense for the Company’s London and Tokyo operations at their respective statutory rates.  The negative tax rate for the three-month period ended June 30, 2002 is due to a reserve of $1.8 million established against the Company’s deferred tax asset.  The Company considered this reserve necessary due to the uncertainty of the Company’s ability to ultimately realize the benefit of the deferred tax asset as a result of past operational losses.  Income tax expense for the three-month period ended June 30, 2003 for the Company’s U.S. operations has been offset by adjustments to the valuation allowance against the Company’s deferred tax asset.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Revenues. Total revenues were $45.1 million for the nine-month period ended June 30, 2003 compared to $36.0 million for the nine-month period ended June 30, 2002.  The components of these revenues are set forth below.

Rental Revenues. Rental revenues increased 18.8%, or $5.9 million, to $37.5 million in the nine-month period ended June 30, 2003, compared to $31.6 million in the nine-month period ended June 30, 2002. This increase was due to market improvements in all markets served by the Company’s offices in North America, London and Tokyo.  In particular, the Company continues to experience increased revenues from the concert touring market, which was primarily attributable to equipment and services provided for the Rolling Stones Licks World Tour 2002/03, and television markets, including many of the “reality” theme and award show television programs.

Product Sales and Services Revenues.  Product sales and services revenues increased 71.2%, or $3.2 million, to $7.6 million in the nine-month period ended June 30, 2003, compared to $4.4 million in the nine-month period ended June 30, 2002. This increase was due to an increase in product sales in the European and Japanese markets.

Rental Cost.  Rental cost increased 7.9%, or $1.3 million, to $17.4 million in the nine-month period ended June 30, 2003, compared to $16.1 million in the nine-month period ended June 30, 2002.  However, rental cost as a percentage of rental revenues decreased to 46.3% in the nine-month period ended June 30, 2003, from 51.0% in the nine-month period ended June 30, 2002.  This decrease was due to depreciation expense and other fixed charges representing a lower percentage of revenues during the nine-month period ended June 30, 2003 as a result of increased revenues compared to the nine-month period ended June 30, 2002.

Product Sales and Services Cost.  Product sales and services cost increased 83.9%, or $2.4 million, to $5.3 million in the nine-month period ended June 30, 2003, compared to $2.9 million in the nine-month period ended June 30, 2002. This increase was primarily due to increased new product sales.  Product sales and services cost as a percentage of product sales and services revenues increased to 69.8% in the nine-month period ended June 30, 2003, from 64.9% in the nine-month period ended June 30, 2002.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 7.2%, or $1.1 million, to $17.1 million in the nine-month period ended June 30, 2003, compared to $15.9 million in the nine-month period ended June 30, 2002. This increase was primarily due to employee bonuses and higher costs associated with the Company’s London and Tokyo operations due to currency fluctuations between the U.S. dollar, Japanese yen and British pound during the nine- month period ended June 30, 2003 compared to the nine-month period ended June 30, 2002.  This expense as a percentage of total revenues decreased to 37.8% in the nine-month period ended June 30, 2003, from 44.2% in the nine-month period ended June 30, 2002 as a result of the significant increase in revenue.

Research and Development Expense. Research and development expense decreased 29.7%, or $0.3 million, to $0.6 million in the nine-month period ended June 30, 2003, compared to $0.9 million in the nine-month period ended June 30, 2002. This expense as a percentage of total revenues decreased to

1.4% in the nine-month period ended June 30, 2003, from 2.4% in the nine-month period ended June 30, 2002. These decreases were primarily due to cost reductions made during fiscal 2003, as well as a result of the significant increase in revenue.

Interest Expense.  Interest expense decreased 9.9%, or $0.1 million, to $0.9 million in the nine-month period ended June 30, 2003, compared to $1.0 million in the nine-month period ended June 30, 2002. This decrease was due to the early extinguishment of debt with proceeds from the sale of the manufacturing and sales business in November 2002.

Discontinued Operations.  In November 2002, the Company sold substantially all of the assets of its manufacturing and sales business. The sale included all of the sales, marketing, manufacturing and engineering operations associated with this division, as well as the VARI*LITE® trademark and substantially all patents and other intellectual property associated with VARI*LITE products.  This transaction resulted in a pre-tax loss of $4.5 million, of which $3.5 million was recognized in fiscal 2002 as an impairment of net assets held for sale. The remaining charge of $1.0 million, which represents severance payments, was recognized in the first quarter of fiscal 2003. The operating results for this business are included in discontinued operations. The loss from discontinued operations in the nine-month periods ended June 30, 2003 and 2002 was $1.8 million and $5.0 million, respectively.

Income Taxes. The effective tax rates for the nine-month periods ended June 30, 2003 and 2002 were 17.0% and negative 43.7%, respectively. The income tax expense for the nine-month period ended June 30, 2003 represents income tax expense for the Company’s London and Tokyo operations at their respective statutory rates.  The negative tax rate for the nine-month period ended June 30, 2002 is due to a reserve of $1.8 million established against the Company’s deferred tax asset.  The Company considered this reserve necessary due to the uncertainty of the Company’s ability to ultimately realize the benefit of the deferred tax asset as a result of past operational losses.  Income tax expense for the nine-month period ended June 30, 2003 for the Company’s U.S. operations has been offset by adjustments to the valuation allowance against the Company’s deferred tax asset.

Liquidity and Capital Resources

Historically, the Company has financed its operations and capital expenditures with cash flow from operations, bank borrowings and advances from customers.  The Company’s operating activities generated cash flow of $3.0 million and $11.8 million, respectively, in the nine-month periods ending June 30, 2002 and 2003.

On December 19, 1997, the Company entered into a $50.0 million multicurrency revolving credit  facility (the “Old Credit Facility”).  On December 29, 2000, VLPS Lighting Services, Inc. (“VLPS”) entered into a new credit facility, which initially included a $12.0 million Term Loan, a $5.0 million Revolver and a $3.0 million Capital Expenditure Loan.  This facility with all subsequent amendments is herein referred to as the “New Credit Facility.” On November 18, 2002, the Company used $5.0 million of the proceeds from the sale of the assets of its manufacturing and sales business to Genlyte to repay a portion of the borrowings outstanding under the Term Loan. Pursuant to an amendment to the New Credit Facility on December 31, 2003, the Term Loan and Capital Expenditure Loan were paid in full, the Revolver commitment was increased to $7.5 million and capitalized loan origination fees of $0.2 million were written off. As of June 30, 2003, there was no outstanding balance under the Revolver.  Due to the repayment of the Term Loan and Capital Expenditure Loan, the Company classified $10.9 as current debt as of September 30, 2002.

Borrowings under the Revolver are subject to availability under a borrowing base of eligible lighting rental assets, inventory and accounts receivable (as defined in the New Credit Facility).  As of June 30, 2003, the eligible borrowing base exceeded the Revolver commitment of $7.5 million.  Prior to June 30, 2002, all outstanding borrowings under the New Credit Facility accrued interest at the lender’s base rate or LIBOR, plus a rate margin of 0.75% and 2.50%, respectively.  From June 30, 2002 through December 30, 2002, all outstanding balances under the New Credit Facility accrued interest at the lender’s base rate or LIBOR, plus a rate margin ranging from 1.25% to 1.75% or 3.00% to 3.50%, respectively, based upon the Company’s ratio of Adjusted Funded Debt to EBITDA (as defined in the New Credit Facility). Beginning on December 31, 2003, all outstanding balances under the New Credit Facility accrue interest at the lender’s base rate or LIBOR, plus a rate margin of 0.50% and 2.25%, respectively.  The New Credit Facility is guaranteed by the Company and is secured by all of the stock and substantially all of the assets of VLPS and a pledge of 65% of the outstanding capital stock of the Company’s foreign subsidiaries.  A commitment fee of 0.25% is charged on the average daily unused portion of the Revolver.  The New Credit Facility contains compliance covenants, including requirements that the Company achieve certain financial ratios.  In addition, the New Credit Facility places limitations on annual capital expenditures and on the ability to incur additional indebtedness, make certain loans or investments, sell assets, pay dividends or reacquire the Company’s stock.  The New Credit Facility terminates on December 31, 2005.  Upon termination of the New Credit Facility, the entire outstanding indebtedness thereunder becomes due and payable in full.

Beginning in fiscal 2001, the Company’s London subsidiary began financing its capital expenditures with British pounds sterling loans from a U. K. bank (collectively, the “London Bank Loans”) that amortize over 48 to 60 months and accrue interest at various rates ranging from 6.33% to 9.10%. In June 2003, four of these loans were consolidated and refinanced into a single loan to be amortized over 48 months at an interest rate of 6.31%.  Borrowings outstanding at September 30, 2002 and June 30, 2003 were approximately $5.5 million and $6.0 million, respectively.  The London Bank Loans are secured by all of the assets of the Company’s London operations and include certain financial covenants, limitations on capital expenditures and intercompany payments and the guarantee of the Company.

The Company has borrowed money to purchase computer equipment, office furniture and fixtures and conventional lighting equipment.  These loans are typically amortized over three to five years and accrue interest at various rates ranging from 1.62% to 10.35%. Borrowings outstanding under this type of financing at September 30, 2002 and June 30, 2003 were approximately $2.3 million and $1.5 million, respectively.

The Company’s business requires significant capital expenditures.  Capital expenditures for the nine months ended June 30, 2002 and 2003 were approximately $4.6 million and $6.4 million, respectively, of which approximately $4.4 million and $5.8 million were for rental and demonstration equipment inventories.  The majority of the Company’s revenues are generated through the rental of automated lighting systems and, as such, the Company must maintain a significant amount of rental equipment to meet customer demands.

In January and March 2003, the Company repurchased 344,900 shares of Common Stock from two unaffiliated parties for approximately $0.4 million. The Company has declared a $0.04 per share dividend for all shareholders of record on August 25, 2003.  Payment of this dividend is expected to be made on or about September 4, 2003.  The Company may in the future use earnings or available financing to pay additional cash dividends or repurchase shares of Common Stock.  The Company may spend between $0.5 million and $3.0 million over the next 12 months to pay dividends and repurchase shares of the Company’s stock through private transactions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that the market risks for the nine-month period ended June 30, 2003 substantially changed from those risks outlined for the year ended September 30, 2002 in the Company’s Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of June 30, 2003, the end of the period covered by this report (the “Evaluation Date”), have concluded in their judgment that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

10.91	Mortgage, dated June 25, 2003, between VLPS Lighting Services, Ltd. and Barclays Bank PLC.
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     A Form 8-K was filed on May 14, 2003 reporting the press release announcing the Company’s financial results for the quarter ended March 31, 2003.

A Form 8-K was filed on June 26, 2003 reporting on the dismissal of Deloitte & Touche LLP as the Company’s Certifying Accountant and the appointment of Grant Thornton LLP as the Company’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VLPS LIGHTING SERVICES INTERNATIONAL, INC.

Date: August 11, 2003	By:	/s/ JEROME L. TROJAN III
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)